Form 10-Q
period 1998-06-30
BANKFIRST CORP
filed 1998-08-17
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1998

                                       Or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _____

                        Commission file number 001-14417

                              BANKFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

               Tennessee                                   58-1790903
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           625 Market Street
         Knoxville, Tennessee                                 37902
 (address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code    423.595.1100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___    No _X_

      The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998:

       Title of Class                                    Shares Outstanding
Common Stock, $2.50 par value                                 9,998,295

                              BANKFIRST CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements ...................................    3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................   10

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk ............................................   14

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings ......................................   15

         Item 2. Changes in Securities ..................................   15

         Item 3. Defaults Upon Senior Securities ........................   15

         Item 4. Submission of Matters to a Vote of Security Holders ....   15

         Item 5. Other information ......................................   15

         Item 6. Exhibits and Reports on Form 8-K .......................   56

SIGNATURES

Note: The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

      The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles.

Part I - Financial Information

Item 1. Fiancial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                            June 30,   Dec. 31,
                                                              1998       1997
                                                            --------   --------
ASSETS
  Cash and due from banks                                   $ 28,453   $ 24,290
  Federal Funds Sold                                           9,450      7,000
  Securities available for sale, at fair value               126,664    127,736
  Mortgage loans held for sale                                18,999        395
  Loans, net                                                 478,222    458,474
  Premises and equipment, net                                 22,888     21,466
  Mortgage servicing rights                                    7,191          0
  Federal Home Loan Bank Stock, at cost                        3,078      3,046
  Intangible assets                                            2,147        289
  Accrued interest receivable and other asset                  9,507      8,021
                                                            --------   --------

     Total assets                                           $706,599   $650,717
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits                              $103,031   $ 92,749
  Interest-bearing deposits                                  485,704    457,020
                                                            --------   --------
     Total deposits                                          588,735    549,769

  Securities sold under agreements to repurchase              22,888     16,302
  Federal funds purchased and other borrowings                 9,600      1,959
  Advances from the Federal Home Loan Bank                    12,314     12,121
  Accrued interest payable and other liabilities               8,379      9,134
                                                            --------   --------
     Total liabilities                                       641,916    589,285

Employee Stock Ownership Plan                                  1,745      1,539

Stockholders' equity
  Common stock:  $2.50 par value, 15,000,000 shares
    authorized, 9,998,045 and 9,995,519  shares
    outstanding                                               24,559     24,553
  Noncumulative convertible preferred stock:  $5 par
    value, 1,000,000 shares authorized, 215,805 and
    218,508 shares outstanding                                 1,079      1,093
  Additional paid-in capital                                  22,520     22,674
  Retained earnings                                           13,599     10,612
  Unrealized gain on securities available for sale             1,181        961
                                                            --------   --------
     Total stockholders' equity                               62,938     59,893
                                                            --------   --------

     Total liabilities and stockholders' equity             $706,599   $650,717
                                                            ========   ========

--------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                     Three months ended June 30       Six months ended June 30
                                            (Unaudited)                   (Unaudited)
                                          1998       1997                1998       1997
                                        --------   --------            --------   --------
Interest income
    Interest and fees on loans          $ 11,822   $ 10,053            $ 24,390   $ 20,618
    Taxable securities                     1,440      1,786               2,969      3,701
    Nontaxable securities                    454        288                 917        589
    Other                                     80        118                 125        110
                                        --------   --------            --------   --------
                                          13,796     12,245              28,401     25,018

Interest expense
    Deposits                               5,321      5,152              11,106     10,418
    Short-term borrowings                    535        179                 872        330
    Long-term borrowings                     144        169                 478        364
                                        --------   --------            --------   --------
                                           6,000      5,500              12,456     11,112
                                        --------   --------            --------   --------

Net interest income                        7,796      6,745              15,945     13,906

Provision for loan losses                    534        360               1,067        720
                                        --------   --------            --------   --------
Net interest income after provision
for loan losses                            7,262      6,385              14,878     13,186

Noninterest income
    Service charges and fees                 767        801               2,308      2,022
    Loan servicing income, net of            325          0                 625       --
    amortization
    Net gain on loan sales                   206         52                 463         95
    Trust department income                  185        161                 347        300
    Other                                    476        284                 222        100
                                        --------   --------            --------   --------
                                           1,959      1,298               3,965      2,517

Noninterest expenses
    Salaries and employee benefits         3,646      2,798               7,146      5,664
    Occupancy expense                        541        359               1,111        673
    Equipment expense                        663        644               1,290        938
    Office expense                           355        105                 904        583
    Data processing fee                      365        298                 752        613
    FDIC assessments                          11         29                  39         34
    Merger expense                            39          0                 276       --
    Other                                  1,018      1,107               2,400      2,250
                                        --------   --------            --------   --------
                                           6,638      5,340              13,918     10,755
                                        --------   --------            --------   --------

Income before income taxes                 2,583      2,343               4,925      4,948
Provision for income taxes                   880        776               1,746      1,562
                                        --------   --------            --------   --------

Net Income                              $  1,703   $  1,567            $  3,179   $  3,386
                                        ========   ========            ========   ========

Other comprehensive income (loss, net
of tax
    Change in unrealized gain                330     (1,302)                220        (37)
    (loss) on securities
    Reclassification of realized
    amount                                  --         --                  --           18
                                        --------   --------            --------   --------

Comprehensive income                    $  2,033   $    265            $  3,399   $  3,367
                                        ========   ========            ========   ========
Earnings per share:
    Basic                               $   0.17   $   0.16            $   0.31   $   0.34
    Diluted                             $   0.16   $   0.14            $   0.29   $   0.31

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1998
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                                         Net
                                                                                                      Unrealized        Total
                                                                      Additional                        Gains           Stock-
                                         Common       Preferred        Paid-in         Retained       (Losses)         holders'
                                          Stock         Stock          Capital         Earnings     on Securities       Equity
                                      ------------   ------------    ------------    ------------    ------------    ------------
Balance, January 1, 1998              $     24,553   $      1,093    $     22,674    $     10,612    $        961    $     59,893

Sales of common stock, 428 shares                1           --                15            --              --                16

Stock options exercised, 857 shares              1           --                27            --              --                28

Conversion of 2,703 shares of
 preferred stock into 1,669 shares
 common stock                                    4            (14)             10            --              --              --

Cash dividend on preferred stock              --             --              --               (78)           --               (78)

Cash dividend on common stock                 --             --              --              (114)           --              (114)

Net income                                    --             --              --             3,179            --             3,179

Reclassification of ESOP shares
 subject to put options                       --             --              (206)           --              --              (206)

Change in unrealized gains                    --             --              --              --               220             220
 (losses)
                                      ------------   ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1998                $     24,559   $      1,079    $     22,520    $     13,599    $      1,181    $     62,938
                                      ============   ============    ============    ============    ============    ============

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                       Six months ended June 30,
                                                             (Unaudited)
                                                            1998        1997
                                                         --------    --------
Cash flows from operating activities
   Net income                                            $  3,179    $  3,386
   Adjustments to reconcile net income to net cash from
     operating activities
     Provision for loan losses                              1,067         720
     Depreciation                                           1,042         667
     Security amortization and accretion, net                  62         114
     Gain on sale of mortgage loans                          (463)        (95)
     Proceeds from sales of mortgage loans held for sale   56,767       3,000
     Purchases of mortgage loans held for sale            (20,482)       --
     Originations of mortgage loans held for sale         (69,778)    (16,159)
   Changes in assets and liabilities
     Accrued interest receivable and other assets          (3,018)      2,028
     Accrued interest payable and other liabilities          (738)        630
                                                         --------    --------
         Net cash used in operating activities            (32,362)     (5,709)

Cash flows from investing activities
   Net cash paid for mortgage company                      (7,449)       --
   Purchase of securities                                 (12,098)    (26,545)
   Proceeds from maturities of securities                  13,555      17,747
   Proceeds from sale of securities                          --         7,963
   Net increase in loans                                    2,110     (10,782)
   Purchase of FHLB stock                                     (86)     (2,255)
   Premises and equipment expenditures, net                (1,868)     (1,224)
                                                         --------    --------
     Net cash used in investing activities                 (5,836)    (15,096)

Cash flows from financing activities
   Net change in deposits                                  38,965      17,744
   Net change in securities sold
     under agreements to repurchase                        (6,252)      6,883
   Net change in federal funds purchased                    7,851       1,500
   Increase in other borrowed funds                           650         386
   Repayment of other borrowed funds                       (6,505)         (7)
   Advances from the FHLB                                  15,500       1,000
   Repayment of notes payable                              (5,250)       (251)
   Preferred stock dividends paid                             (78)        (81)
   Common stock dividends paid                               (114)       (344)
   Stock options exercised                                     28        --
   Repurchase of common stock                                  16        (156)
                                                         --------    --------
     Net cash provided by financing activities             44,811      26,674

Net change in cash and cash equivalents                     6,613       5,869

Cash and cash equivalents, beginning of period             31,290      25,132
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 37,903    $ 31,001
                                                         ========    ========

Supplemental disclosures:
   Interest paid                                         $ 12,232    $ 11,230
   Income taxes paid                                        1,692         827
   Loans converted to other real estate                       178         107
   Preferred stock converted to common stock                   14        --
   Reclassification of ESOP shares                            209        --

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.) (the "Company") and its wholly-owned subsidiaries, BankFirst and First National Bank and Trust Company (the "Banks"), and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company. These financial statements have been prepared to give retroactive effect to the merger with First Franklin Bancshares, Inc. on July 2, 1998. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not extend through the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of BankFirst Corporation after financial statements covering the date of consummation of the business combination are issued.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for the year ended
December 31, 1997. For further information, refer to the supplemental consolidated financial statements and footnotes thereto included BankFirst's supplemental consolidated financial statements for the year ended December 31, 1997.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated aggregate market value. Mortgage loans are sold into the secondary market at market prices, which includes consideration for normal servicing fees. The total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans, such as loan type, term and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings.

Comprehensive Income: The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", effective for the interim period ended June 30, 1998. This Standard requires reporting of comprehensive income, defined as changes in equity other than those resulting from investments by or distributions to stockholders. Net income, plus or minus "other comprehensive income" results in comprehensive income. The only item of other comprehensive income applicable to the Company is the change in unrealized gain or loss on securities available for sale. Comprehensive income is reported on the statement of income. The period ended June 30, 1997 was restated to meet the current reporting format.

Purchase Transaction: On January 16, 1998, the Bank acquired Curtis Mortgage Company, a mortgage loan origination and servicing company, for $7,500 in a business combination accounted for as a purchase. The results of operations of Curtis Mortgage Company is included in the accompanying financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired resulted in $1,900 of goodwill, which is being amortized on a straight-line basis over 15 years. Upon the transaction, $6,065 of the purchase price was allocated to mortgage servicing rights, which are being amortized on a level-yield basis over the life of the underlying loans.

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Assets and liabilities acquired were:
    Cash                                                      $    51
    Loans held for sale                                         6,267
    Mortgage servicing rights                                   7,000
    Furniture and equipment                                       165
    Accrued interest receivable and other assets                  375
    Notes payable                                              (5,798)
    Accrued and other liabilities                              (2,460)

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes issuance of any dilutive potential common shares. Earnings per share are restated for all subsequent stock dividends and splits.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below

                                                         Six months ended
                                                              June 30,
                                                             (Unaudited)
                                                         1998           1997
                                                     -----------    -----------
Earnings Per Share

    Net income                                       $     3,179    $     3,386
    Less:  Dividends declared on preferred stock             (78)           (81)
                                                     -----------    -----------
       Net income available to common
         stockholders                                $     3,101    $     3,305
                                                     ===========    ===========

    Weighted average common shares outstanding         9,998,012      9,829,962
                                                     ===========    ===========

       Earnings per share                            $       .31    $       .34
                                                     ===========    ===========

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Earnings Per Share (Continued):

Earnings Per Share Assuming Dilution

    Net income available to common stockholders      $     3,101    $     3,305

    Add back dividends upon assumed conversion
      of preferred stock                                      78             81
                                                     -----------    -----------
       Net income available to common
         stockholders assuming conversion            $     3,179    $     3,386
                                                     ===========    ===========

    Weighted average common shares outstanding         9,998,012      9,829,962

    Add:  Dilutive effects of assumed conversions
      and exercises:
       Convertible preferred stock                       666,298        696,413
       Stock options                                     380,898        286,066
                                                     -----------    -----------
    Weighted average common and dilutive
      potential common shares outstanding             11,045,208     10,812,441
                                                     -----------    -----------

Earnings per share assuming dilution                 $       .29    $       .31
                                                     ===========    ===========

Part I - Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation ("Company"). The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst and The First National Bank and Trust Company ("FNB") or collectively the "Banks". The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the six months ending June 30, 1998 and 1997.

All statements other than statements of historical facts included in this discussion regarding capital expenditures, the Company's financial position, business strategies and other plans and objectives for future operations, are forward-looking statements. The Company cautions readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including without limitation, regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

Overview

The Company is a community banking organization, headquartered in Knoxville, Tennessee, which generates loans and deposits through its 29 branches throughout East Tennessee. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including trust operations, credit card services and brokerage services. The Company includes two wholly-owned bank subsidiaries: BankFirst, headquartered in Knoxville, and First National Bank and Trust Company ("FNB"), headquartered in Athens. Curtis
Mortgage Company, Inc. ("Curtis Mortgage") a wholly-owned subsidiary of BankFirst, was acquired in January 1998 and accounted for as a purchase transaction. FNB was a merger consummated on July 2, 1998 and accounted for as a pooling of interests, and accordingly, this document presents the combined financial information as if the entities were merged for all periods presented.

General

Total assets grew from $650.7 million at year-end 1997 to $706.6 million at June 30, 1998, a $55.9 million increase. The primary changes in assets included a $18.6 million increase in loans held for sale, a $19.7 million increase in net loans, $7.2 million of mortgage servicing assets, and other intangible assets which were each attributable to the purchase of the mortgage company in January, 1998. For the period from January 16, 1998 purchase date to June 30, 1998, Curtis Mortgage purchased and originated $84.7 million of loans held for sale, and had payoffs totaling $48.3 million. Total intangible assets at June 30, 1998 included goodwill from the purchase of Curtis Mortgage and approximately $305,000 of intangibles from previous transactions.

Total liabilities grew from $589.3 million at year-end 1997 to $641.9 million at June 30, 1998, an increase of $52.6 million. Of this growth, deposits accounted for $38.9 million, federal funds purchased were $8.5 million, and repurchase agreements accounted for $3.7 million. Federal funds purchased were used to fund mortgage loans in process and held for sale.

From year-end 1997 to June 30, 1998, equity grew $3.0 million primarily from retained net income. The leverage capital ratio fell from 9.7% at year-end 1997 to 8.7% at June 30, 1998 resulting from asset growth and goodwill recorded in the purchase of the mortgage company previously referred to. This ratio still maintains the Company in the "well capitalized" category. The individual bank subsidiaries' leverage ratios at year-end 1997 were 8.3% for BankFirst and 11.2% for FNB.

Management expects growth to continue through expansion of retail locations, through expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage and trust services through FNB, and through possible future mergers or acquisitions. At the present time, the Company has no present agreements, arrangements or commitments with respect to any other acquisition.

Results of Operations

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

Net interest income increased $2.0 million, or 14.7%, to $15.9 million for the six months ended June 30, 1998, from $13.9 million for the six months ended June 30, 1997. The increase in net interest income was due primarily to an increase in average earning assets and an increase in the percentage of average earning assets invested in loans, the Company's highest yielding assets. Average earning assets increased $48.2 million, or 8.4%, primarily as a result of growth in loans.

The Company's net interest spread and net interest margin were 4.43% and 5.26%, respectively, for the six months ended June 30, 1998, as compared to 4.22% and 4.93% for the six months ended June 30, 1997. The increase in the net interest spread and the net interest margin were primarily the result of an increase in asset yields due to loan growth.

The provision for loan losses was $1.1 million for the six months ended June 30, 1998, compared to $720,000 for the six months ended June 30, 1997. The increase in the provision was attributable to general loan growth. The Company experienced net charge-offs of $396,000 for the six months ended June 30, 1998 resulting in a ratio of net charge-offs to average loans of 0.16%.

Noninterest income increased $1.5 million, or 57.5%, to $4.0 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997, primarily attributable to operations of the January 16, 1998 purchase of Curtis Mortgage.

Noninterest expense increased $3.2 million, or 29.4%, to $13.9 million for the six months ended June 30, 1998, from $10.8 million for the six months ended June 30, 1997. The primary component of noninterest expense is salaries and benefits, which increased $1.5 million, or 26.2%, to $7.1 million for the six months ended June 30, 1998, from $5.6 million for the six months ended June 30, 1997. Salaries and benefits as well as other noninterest expense categories increased primarily due to additional employees associated with Curtis Mortgage and the opening of three additional branches. Merger expenses were $276,000 as of June 30, 1998. Other increases in noninterest expense were due to a major computer system conversion in the second quarter and Year 2000 costs. The Company's efficiency ratio for the six months ended June 30, 1998 was 68.29%, compared to 64.30% for the six months ended June 30, 1997.

Net income decreased $207,000, or 6.1%, to $3.2 million for the six months ended June 30, 1998 from $3.4 million for the six months ended June 30, 1997. The decrease in net income was primarily due to increases in noninterest expense associated with increases in salaries and benefits resulting from both internal and external growth, merger costs, costs associated with the integration of Curtis Mortgage, the opening of three branches, a computer system conversion cost, and Year 2000 costs. This was partially offset by increases in net interest income and noninterest income.

Liquidity and Capital Adequacy

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets and long and short term borrowings, based upon management's consideration of expected loan demand, expected deposit flows and securities sold under repurchase agreements.

The Company believes it has the ability to raise deposits quickly within its market area by slightly raising interest rates, but has typically been able to achieve deposit growth without paying above market interest rates. The current strategy calls for the subsidiary banks to be no higher than second highest in their pricing as compared to their primary competitors. Deposit growth has funded most of the significant asset growth in the past several years, but has decreased modestly as a percent of total funding.

The Company actively solicits customer cash management relationships which often includes a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the subsidiary banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to increase customer relationships because of its strong business lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.

The Company maintains significant lines of credit with other financial institutions, totaling approximately $36 million under agreements with six commercial banks. The subsidiary banks also have the capacity to borrow from the FHLB without purchasing additional FHLB stock.

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $192,370 for the first six months of 1998. The Company retained $3.1 million of earnings for the first six months of 1998.

The  Company  and its  bank  subsidiaries  are  subject  to  regulatory  capital requirements  administered  by  federal  and  state  banking  agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If under capitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Under guidelines issued by banking regulators, the Company and its bank subsidiaries are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company's Tier 1 risk-based and total risk-based ratios were 9.00% and 10.19% respectively, as of June 30, 1998. Both bank subsidiaries also individually met the definition of "well capitalized" as of June 30, 1998.

Market Risk

The Company uses an earnings simulation model to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 bp. Assumptions based on the historical behavior of the Company'deposit rates and balances in relation to interest rates are also incorporated in the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

Management believes that the Company's market risk profile is not materially different than year-end 1997.

Even though the Company's cumulative GAP at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 bp and 200 bp would result in increased net interest income. This occurs because management believes that if overall market interest rates increase modestly, the market would not require an immediate, corresponding repricing of non-term deposit liabilities.

Year 2000

The Company has implemented plans to address Year 2000 compliance. The issue arises from the fact that many existing computer programs use only a two digit field to identify the year. These programs were designed without considering the impact once the calendar year rolls over to "00". If not corrected, computer applications could fail or create inaccurate results by or at the Year 2000. The Company must not only evaluate and test its own Year 2000 readiness, it must also coordinate with other entities with which it routinely interacts such as suppliers, creditors, borrowers, customers, and other financial service organizations. Regulations require the Company and the affiliates to accomplish specific Year 2000 actions by specific dates.

The Company has initiated an implementation plan providing for Year 2000 readiness by the end of 1998. Management believes the plan is on target with the goals established by its regulators. The affiliates have completed the awareness and assessment phases and have substantially completed the remediation phase of the plan. BankFirst's data processing service bureau implemented new software, which has been Year 2000 certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computer and their operating systems, which have been tested for Year 2000 compliance. Prior to the merger, FNB implemented its own Year 2000 Preparedness Plan. The Company is entering the testing phase of its implementation plan, which is scheduled to be substantially completed by year-end 1998. A contingency plan for Year 2000 has been developed to address mission critical systems. Management believes that the Company and the affiliates are currently in compliance with each applicable directive issued by the Bank Regulation Authorities.

The Company has determined that the Year 2000 issue may be critical to its operations; however, management does not believe customer readiness is or will be material to its overall performance. Management believes that the total costs of becoming Year 2000 compliant will not be material. Through 1997, expenditures for Year 2000 were immaterial, and Year 2000 related expenditures for 1998 are projected to be $235,000.

New Accounting and Reporting Requirements

SFAS  No.  131,  "Disclosures  About  Segments  of  an  Enterprise  and  Related
Information". SFAS No. 131 is effective for public companies' interim and year-end financial statements for reporting period following the first required full fiscal year disclosure. This Statement established new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. SFAS No. 131 supersedes the industry approach to segment disclosures previously required by SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also established standard for related disclosures about products and services, geographic areas and major customers. The Company plans to include segment reporting in the year-end 1999 financial statements.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivative on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses from changes in the value of those derivative would either be recorded as a component of net income or as a change in stockholders' equity. BankFirst is required to adopt the new standard January 1, 2000. Management has not yet determined the impact of this standard.

FDIC   Improvement   Act   (FDICIA)  of  1991.   The  FDICIA   stipulates   many
responsibilities of financial institutions, its boards of directors and accountants. Many of the provisions have already been effective for the Company; however there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual bank basis, not on consolidated assets. BankFirst, taken alone, has total year-end 1997 assets of $468.8 million, and is expected to exceed $500 million during 1998. As a result, BankFirst will be required to comply with the FDICIA reporting requirements during 1999. FNB had total year-end 1997 assets of $182 million, and will not be subject of the FDICIA reporting requirements for the foreseeable future.

Subsequent Events

As of August 1, 1998 which is thirty days after completion of the merger with FNB, BankFirst and FNB had combined total assets of $710.2 million and year-to-date earnings of $3.9 million. Effective July 2, 1998 the Company completed a 5-for-1 stock split on its common stock, $2.50 par value, resulting in the issuance of 7,998,436 new common shares. After adjusting for the stock split, the Company's basic and diluted earnings per share for the period ending August 1, 1998 were $0.39 and $0.35, respectively.

Part I - Fiancial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information is disclosed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings                         None

Item 2.  Changes in Securities                     None

Item 3.  Defaults Upon Senior Securities           None

Item 4.  Submission of Matters to a vote
             of Security Holders


The Company's Annual Meeting of Shareholders was held on April 27, 1998. The following items were approved:

      a. Election of the following persons to the Company's Board of Directors for the ensuing year:

                  James L. Clayton
                  Fred R. Lawson
                  C. Warren Neel
                  Charles Earl Ogle, Jr.
                  Geoffrey A. Wolpert
                  C. Scott Mayfield, Jr.
                  W. D. Sullins, Jr.
                  L.A. Walker, Jr.

      b. Increase the total number of shares of capital stock to 16,000,000 of which 15,000,000 shares shall be voting common stock of $2.50 par value and 1,000,000 shares shall be preferred stock of $5.00 par value.

      c.    Change of the Corporation's name from "Smoky Mountain Bancorp, Inc."
            to  "BankFirst  Corporation",   effective  upon  approval  from  the
            Tennessee Secretary of State.

Item 5.  Other Information

The following presents the 1997, 1996 and 1995 financial information and discussion of BankFirst Corporation ("Company"), reflecting the merger with First Franklin Bancshares, Inc. as if the entities were combined for all periods presented.

                       INDEX TO ITEM 5. OTHER INFORMATION

                                                                            Page
                                                                            ----
Supplemental Consolidated Financial Statements of BankFirst Corporation
      1997, 1996 and 1995 (audited)

      Report of Independent Accountants for 1997                             17

      Report of Independent Accountants for 1996 and 1995                    18

      Report of Independent Auditors for 1995                                19

      Independent Auditors' Report                                           20

      Supplemental Consolidated Balance Sheets                               21

      Supplemental Consolidated Statements of Income                         22

      Supplemental Consolidated Statements of Changes in Stockholders'
        Equity                                                               23

      Supplemental Consolidated Statements of Cash Flows                     24

      Notes to Supplemental Consolidated Financial Statements                25

      Management's Discussion of Analysis of Financial Condition
        and Results of Operations for 1997, 1996 and 1995                    40

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
BankFirst Corporation
Knoxville, Tennessee

We have audited the accompanying supplemental consolidated balance sheet of BankFirst Corporation as of December 31, 1997, and the related supplemental consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These supplemental financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental financial statements based on our audit. We did not audit the financial statements of First Franklin Bancshares, Inc. which statements reflect total assets constituting approximately 28% of the related 1997 total and net income constituting 39% of the related 1997 total. The First Franklin Bancshares, Inc. financial statements were audited by other auditors, whose report dated January 22, 1998 thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for First Franklin Bancshares, Inc. in the supplemental consolidated financial statements, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe our audit provides a reasonable basis for our opinion.

The supplemental financial statements for 1997, 1996 and 1995 give retroactive effect to a business combination with First Franklin Bancshares, Inc. on July 2, 1998, which has been accounted for using the pooling of interests method, as described in Note 2 to the supplemental consolidated financial statements. Generally accepted accounting principles do not allow giving effect to a consummated business combination accounted for using the pooling of interests method in historical financial statements that do not include the date of the consummation. These supplemental financial statements do not extend through the date of the consummation; however, they will become the historical consolidated financial statements of BankFirst Corporation after financial statements covering the date of the consummation of the business combination are issued.

In our opinion, based on our audit and the report of other auditors, the 1997 supplemental consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFirst Corporation as of December 31, 1997, and its results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 and 1995 financial statements of BankFirst Corporation were audited by other auditors. The report of the other auditors, dated February 6, 1997, stated that they expressed an unqualified opinion on those statements for 1996 and that for 1995 they had expressed an unqualified opinion on the financial statements of BankFirst Corporation prior to its 1996 combination with Smoky Mountain Bancorp, Inc., which financial statements represented 43% of the then-reported 1995 net income total and for which they relied on the report of other auditors dated January 24, 1996, and that they had audited the combination of the financial statements for 1995 for that merger. The 1996 and 1995 financial statements of First Franklin Bancshares, Inc. were audited by other auditors whose report, dated January 22, 1998, expressed an unqualified opinion on those statements. We also audited the combination of the accompanying supplemental consolidated balance sheets as of December 31, 1996 and the supplemental consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, for the July 2, 1998 pooling of interests between BankFirst Corporation and First Franklin
Bancshares, Inc. as discussed above. In our opinion, such supplemental consolidated statements for 1996 and 1995 have been properly combined on the basis described in Note 2 of the notes to the supplemental consolidated financial statements.



                                       Crowe, Chizek and Company LLP

Louisville, Kentucky
July 2, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.)

We have audited the accompanying consolidated balance sheet of BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, prior to the restatement for the 1998 combination with First Franklin Bancshares, Inc. accounted for using the pooling of interests method. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to a business combination with BankFirst, which has been accounted for in a manner similar to a pooling of interest, as described in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.) and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

We previously audited and reported on the balance sheet, statements of income, changes in stockholders' equity and cash flows of BankFirst as of and for the year ended December 31, 1995, prior to the restatement for the 1996 combination accounted for in a manner similar to a pooling of interest. The contribution of BankFirst to interest income and net income represented 46% and 57% of the respective 1995 restated totals. Separate consolidated financial statements of Smoky Mountain Bancorp, Inc. included in the 1995 restated consolidated balance sheet and statements of income, changes in stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet and statements of income, changes in stockholders' equity and cash flows as of and for the year ended December 31, 1995, after restatement for the 1996 pooling of interest; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.


                                              COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 6, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.)

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows of BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.) and subsidiary for the year ended December 31, 1995, prior to the restatement for the 1998 combination with First Franklin Bancshares, Inc. accounted for using the pooling of interest method, and the 1996 combination with BankFirst accounted for in a manner similar to a pooling interest. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.) and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles, prior to the restatement for the 1998 combination with First Franklin Bancshares, Inc. accounted for using the pooling of interest method, and the 1996 combination with BankFirst accounted for in a manner similar to a pooling of interest.

/s/ Hazlett, Lewis & Bieter
Chattanooga, Tennessee
January 24, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
First Franklin Bancshares, Inc. and Subsidiary
Athens, Tennessee

We have audited the consolidated balance sheets of First Franklin Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Franklin Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          G. R. RUSH & COMPANY, P.C.

Chattanooga, Tennessee
January 22, 1998
(except for Note 16, as to which the
date is March 19, 1998)

                              BANKFIRST CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
         (Dollar amounts in thousands, except share and per share data)

                                                                       1997         1996
                                                                     --------     --------
ASSETS
     Cash and due from banks ....................................    $ 24,290     $ 15,432
     Federal funds sold .........................................       7,000        9,700
                                                                     --------     --------
         Total cash and cash equivalents ........................      31,290       25,132
     Securities available for sale, at fair value ...............     127,736      134,781
     Loans, net .................................................     458,869      408,070
     Premises, furniture and equipment, net .....................      21,466       17,043
     Federal Home Loan Bank Stock, at cost ......................       3,046        2,552
     Accrued interest receivable and other assets ...............       8,310        7,706
                                                                     --------     --------
         Total assets ...........................................    $650,717     $595,284
                                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits ...............................    $ 92,749     $ 74,161
     Interest-bearing deposits ..................................     457,020      442,178
                                                                     --------     --------
         Total deposits .........................................     549,769      516,339
     Securities sold under agreements to repurchase .............      16,302        5,966
     Other borrowed funds .......................................       1,959        1,264
     Advances from the Federal Home Loan Bank ...................      12,121       12,154
     Accrued interest payable and other liabilities .............       9,134        4,346
                                                                     --------     --------
         Total liabilities ......................................     589,285      540,069

Employee Stock Ownership Plan ...................................       1,539        1,389


Stockholders' equity

     Common stock:  $2.50 par value, 15,000,000 shares authorized,
      9,995,519 and 8,616,159 shares outstanding in 1997 and 1996      24,553        3,886

     Noncumulative convertible preferred stock:  $5 par value,
      1,000,000 shares authorized, 218,508 and 225,559 shares
      outstanding in 1997 and 1996 ..............................       1,093        1,128

     Additional paid-in capital .................................      22,674       22,484
     Retained earnings ..........................................      10,612       25,992
     Unrealized gain on securities available for sale ...........         961          336
                                                                     --------     --------
         Total stockholders' equity .............................      59,893       53,826

                                                                     --------     --------
         Total liabilities and stockholders' equity .............    $650,717     $595,284
                                                                     ========     ========


   See accompanying notes to supplemental consolidated financial statements.

                              BANKFIRST CORPORATION

                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1997, 1996 and 1995
               (Dollar amounts in thousands, except share and per share data)

                                                 1997        1996         1995
                                                -------    --------     --------
Interest income
     Interest and fees on loans .............  $ 42,880    $ 37,589     $ 33,799
     Taxable securities .....................     6,874       7,288        6,614
     Nontaxable securities ..................     1,173       1,188        1,074
     Other ..................................       360         633          632
                                               --------    --------     --------
                                                 51,287      46,698       42,119
Interest expense
     Deposits ...............................    21,104      20,097       18,216
     Short-term borrowings ..................       744         562          177
     Long-term borrowings ...................       804         579          689
                                               --------    --------     --------
                                                 22,652      21,238       19,082

Net interest income .........................    28,635      25,460       23,037
Provision for loan losses ...................     2,935         667          553
                                               --------    --------     --------
Net interest income after provision
  for loan losses ...........................    25,700      24,793       22,484

Noninterest income
     Service charges and fees ...............     3,811       3,796        3,305
     Net securities gains ...................       309         (20)           5
     Net gain on loan sales .................       226         234          181
     Trust department income ................       704         620          582
     Other ..................................       607         613          296
                                               --------    --------     --------
                                                  5,657       5,243        4,369
Noninterest expenses
     Salaries and employee benefits .........    11,110      10,539        9,749
     Occupancy expense ......................     1,716       2,129        1,543
     Equipment expense ......................     2,537       2,382        1,685
     Office expense .........................       775         371          736
     Data processing fees ...................     1,253         897          674
     FDIC assessments .......................        48         406          739

     Other ..................................     3,884       4,075        4,031
                                               --------    --------     --------

                                                 21,323      20,799       19,157

Income before income taxes ..................    10,034       9,237        7,696
Provision for income taxes ..................     3,406       3,188        2,517
                                               --------    --------     --------
Net income ..................................  $  6,628    $  6,049     $  5,179
                                               ========    ========     ========

Earnings per share:
     Basic ..................................  $    .66    $    .63     $    .63
     Diluted ................................  $    .61    $    .59     $    .59


   See accompanying notes to supplemental consolidated financial statements.

                              BANKFIRST CORPORATION

     SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996 and 1995
         (Dollar amounts in thousands, except share and per share data)

                                                                                                          Net
                                                                                           Unrealized    Total
                                                                   Additional                 Gains     Stock-
                                               Common   Preferred    Paid-in   Retained     (Losses)   holders'
                                                Stock     Stock      Capital   Earnings   on Securities Equity
                                               -------   -------    ---------  --------   ------------ ---------
Balance, January 1, 1995 ...................  $  3,286  $   641      $15,288   $17,599      $(2,740)  $ 34,074
Sales of common stock, 40,379 shares .......      101        --        1,207        --           --      1,308
Cash dividends on preferred stock ..........       --        --           --       (74)          --        (74)
Cash dividends on common stock .............       --        --           --    (1,152)          --     (1,152)
Repurchased common stock, 5,292 shares .....      (13)       --         (107)       --           --       (120)
Net income .................................       --        --           --     5,179           --      5,179
Reclassification of ESOP shares subject to
put options ................................       --        --         (385)       --           --       (385)
Change in unrealized gains (losses) ........       --        --           --        --        3,681      3,681
                                              -------    ------      -------   -------      -------    -------
Balance, January 1, 1996 ...................    3,374       641       16,003    21,552          941     42,511
Sales of preferred stock, 97,297 shares ....       --       487        1,314        --           --      1,801
Sales of common stock, 159,606 shares ......      399        --        4,073        --           --      4,472
Conversion of debenture into
common stock, 25,000 shares ................       63        --          437        --           --        500
Cash dividends on preferred stock ..........       --        --           --      (162)          --       (162)
Cash dividend on common stock ..............       --        --           --      (876)          --       (876)
Common stock dividend, 12,695 shares .......       31        --          540      (571)          --         --
Repurchased common stock, 5,402 shares .....      (14)       --         (171)       --           --       (185)
Net income .................................       --        --           --     6,049           --      6,049
Reclassification of ESOP shares subject to
put options ................................       33        --          288        --           --        321
Change in unrealized gains (losses) ........        -        --           --        --         (605)      (605)
                                              -------    ------      -------   -------      -------    -------
Balance, January 1, 1997 ...................    3,886     1,128       22,484    25,992          336     53,826
Sales of common stock,  1,177 shares .......        4        --           39        --           --         43
Stock options exercised, 23,659 shares .....       59        --          465        --           --        524
Conversion of 7,051 shares preferred
stock into 3,482 shares common stock .......        9       (35)          26        --           --         --
Cash dividends on preferred stock ..........       --        --           --      (161)          --       (161)
Cash dividends on common stock .............       --        --           --    (1,214)          --     (1,214)
Common stock split, 253,727 shares .........      634        --           --      (634)          --          -
Cash paid for fractional shares in stock
split ......................................       --        --          --        (3)          --         (3)
Repurchased common stock, 6,173 shares, as
restated for pooling of interests ..........      (16)       --         (209)       --           --       (225)
Net income .................................       --        --           --     6,628           --      6,628
Reclassification of ESOP shares subject
to put options .............................        6        --         (156)       --           --       (150)
Change in unrealized gains (losses) ........       --        --           --        --          625        625

Common stock split, 7,988,436 shares .......   19,971        --           25   (19,996)          --         --
                                              -------    ------      -------   -------      -------    -------
Balance, December 31, 1997 .................  $24,553    $1,093      $22,674   $10,612      $   961    $59,893
                                              =======    ======      =======   =======      =======    =======




   See accompanying notes to supplemental consolidated financial statements.

                              BANKFIRST CORPORATION

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995
         (Dollar amounts in thousands, except share and per share data)

                                                                             1997         1996           1995
                                                                            -------     --------       --------
Cash flows from operating activities
     Net income ........................................................  $  6,628      $  6,049     $   5,179
     Adjustments to reconcile net income to net cash from
       operating activities
         Provision for loan losses .....................................     2,935           667           553
         Depreciation ..................................................     1,754         1,415         1,181
         Amortization and accretion, net ...............................      (120)         (293)          (72)
         Net (gains) losses on securities sales ........................      (309)           20            (5)
         Gain on sale of mortgage loans ................................      (226)         (234)         (181)
         Proceeds from sales of mortgage loans .........................    15,491        12,297        10,462
         Originations of mortgage loans held for sale ..................   (15,562)      (12,267)      (10,436)
         Proceeds from sale of trading securities ......................        --            --         8,169
         Purchase of trading securities ................................        --            --        (8,115)
         Net (gains) losses on sales of assets .........................        77           620            (1)
         Changes in assets and liabilities
              Accrued interest receivable and other assets .............      (571)         (115)         (139)
              Accrued interest payable and other liabilities ...........     4,340           174           843
                                                                           -------       -------      --------
                Net cash flows provided by operating activities ........    14,437         8,333         7,438
Cash flows from investing activities
     Time deposits in other banks ......................................        --            --         1,350
     Purchase of securities ............................................   (59,276)     (100,924)      (67,905)
     Proceeds from maturities of securities ............................    32,224        87,269        45,573
     Proceeds from sales of securities .................................    35,530        12,995        14,089
     Net increase in loans .............................................   (53,437)      (62,737)      (44,773)
     Purchase of FHLB stock ............................................      (494)           --            --
     Premises and equipment expenditures, net ..........................    (6,255)       (2,242)       (3,182)
                                                                           -------       -------      --------
         Net cash used in investing activities .........................   (51,708)      (65,639)      (54,848)
Cash flows from financing activities
     Net change in deposits ............................................    33,430        35,993        49,938
     Net change under repurchase agreements and other borrowed funds ...    11,068          (554)        4,917
     Advances from the Federal Home Loan Bank ..........................     2,000        10,000            --
     Repayments of advances from Federal Home Loan Bank ................    (2,033)       (3,009)          (8)
     Payments of notes payable .........................................        --        (3,244)           --
     Preferred stock dividends paid ....................................      (161)         (162)          (74)
     Common stock dividends paid .......................................    (1,214)         (876)       (1,152)
     Cash paid for fractional shares in stock split ....................        (3)           --            --
     Sales of stock and stock options exercised ........................       567         6,273         1,308
     Repurchase of common stock ........................................      (225)         (186)         (120)
                                                                           -------       -------      --------
     Net cash provided by financing activities .........................    43,429        44,235        54,809
                                                                           -------       -------      --------

Net change in cash and cash equivalents ................................     6,158       (13,071)        7,399
Cash and cash equivalents, beginning of year ...........................    25,132        38,203        30,804
                                                                           -------       -------      --------
Cash and cash equivalents, end of year .................................   $31,290       $25,132      $ 38,203
Supplemental disclosures:
     Interest paid .....................................................    22,619        21,312        18,089
     Income taxes paid .................................................     3,186         3,473         2,729
     Loans converted to other real estate ..............................     1,082           373           789
     Debenture converted to common stock ...............................        --           500            --
     Preferred stock converted to common stock .........................        35            --            --

     Reclassification of ESOP shares ...................................      (150)          321          (385)


   See accompanying notes to supplemental consolidated financial statements.

                              BANKFIRST CORPORATION

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

         (Dollar amounts in thousands, except share and per share data)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Basis of Presentation: The supplemental consolidated financial statements of BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.) (the "Company") have been prepared to give retroactive effect to the merger with First Franklin Bancshares, Inc. on July 2, 1998. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not extend through the date of consummation. These financial statements do not extend through the date of consummation, however, they will become the historical consolidated financial statements of BankFirst Corporation after financial statements covering the date of consummation of the business combination are issued.

      Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its wholly-owned subsidiaries, BankFirst and First National Bank and Trust Company (together referred to as the "Banks"). In April, 1998, the Company changed its name to BankFirst Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

      Nature of Operations: The Bank generates commercial, mortgage and installment loans, and receives deposits from customers located throughout East Tennessee. The majority of the loans are secured by specific items of collateral including business assets, real property and consumer assets. Borrowers' cash flow is expected to be a primary source of repayment. Real estate loans are secured by both residential and commercial real estate.
Substantially all operations are in the banking industry.


      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Estimates that are more susceptible to change in the near term include the allowance for loan losses and fair values of securities.

      Cash Flow Reporting: Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and other borrowed funds.

      Securities: Securities are classified as held to maturity and are carried at amortized cost when management has the positive intent and ability to hold to maturity. Securities are classified as available for sale when they might be sold prior to maturity for liquidity, asset-liability management, or other reasons. Available for sale securities are carried at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest income includes amortization of purchase premium or discounts. Securities are written down to fair value when a decline in fair value is not temporary.

      Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income on real estate, commercial and consumer loans is accrued over the term of the loans based on the principal outstanding. Interest income is not reported when full loan repayment is in doubt.

      Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

      Loans are considered impaired if full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

                              BANKFIRST CORPORATION

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

         (Dollar amounts in thousands, except share and per share data)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A portion of the allowance for loan losses is allocated to impaired loans. Loans are evaluated for impairment when payments are delayed, or when the internal grading system indicates a doubtful classification. Payments on such loans are reported as principal reductions.

      Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. The aggregate cost of mortgage loans held for sale at year-end 1997 and 1996, is less than their aggregate net realizable value.

      Premises, Furniture and Equipment: Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight line and declining-balance methods over the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

      Other Real Estate: Real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure is recorded at the lower of cost (fair value at date of foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

      Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers that are not covered by federal deposit insurance and are secured by securities owned.

      Income Taxes: The Company files consolidated federal and state income tax returns. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

      Loss Contingencies: The Company is involved in various legal actions. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

      Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

      Preferred Stock: The preferred stock pays dividends at a rate of 5%, and is noncumulative, nonvoting, and each share is convertible into 3.0875 shares of common stock at the option of the holder. The conversion ratio of preferred stock into common stock is adjusted for common stock dividends and splits. Preferred stock has equal liquidation rights to common stock.

      Earnings Per Common Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes issuance of any dilutive potential common shares.
Earnings per share are restated for all subsequent stock dividends and splits.

      Reclassifications: Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

      Current  Accounting  Issues:  Statement of Financial  Accounting  Standard
(SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997. This Statement requires that certain items be reported in a separate statement of comprehensive income, be included as a separate, additional component of the statement of income, or be added to the statement of stockholders' equity. Such items include foreign currency translations,

                              BANKFIRST CORPORATION

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

         (Dollar amounts in thousands, except share and per share data)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

accounting for futures contracts, accounting for defined benefit pension plans, and accounting for certain investments in debt and equity securities. The periodic change in net appreciation or depreciation on securities available for sale reported in the Company's balance sheet is an element of comprehensive income under this standard. This Statement is effective for the Company in 1998.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This Statement changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The Statement also requires disclosures regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. The Company is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

      SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. BankFirst is required to adopt this new standard January 1, 2000. Management has not yet determined the impact of this standard.

NOTE 2 -- BUSINESS COMBINATION

      At the close of business on December 31, 1996, BankFirst stockholders exchanged 1,154,652 shares of its common stock for 570,380 shares of BankFirst Corporation (formerly Smoky Mountain Bancorp, Inc.) common stock. In addition, outstanding employee stock options to purchase 1,107,330 shares of BankFirst common stock were converted into options to purchase approximately 547,020 shares of BankFirst Corporation common stock, as adjusted for subsequent stock splits. The combination has been accounted for in a manner similar to a pooling of interests and, accordingly, the Company's consolidated financial statements were restated in 1996 and 1995 to include the accounts and operations of BankFirst for the period prior to the combination. Smoky Mountain Bancorp, Inc.'s wholly owned subsidiary, First National Bank of Gatlinburg, was merged into BankFirst in March 1997.

      On July 2, 1998, BankFirst Corporation acquired all of the outstanding common stock of First Franklin Bancshares, Inc. ("First Franklin") in a business combination accounted for as a pooling of interest. Stockholders of First Franklin exchanged 164,125 shares of stock for 723,693 shares of the Company's common stock. In the business combination, First Franklin was merged into BankFirst Corporation, and its wholly-owned subsidiary, First National Bank and Trust Company, remains a subsidiary of BankFirst Corporation. These supplemental consolidated financial statements give retroactive effect to the merger, and as a result, the financial statements are presented as if the combining companies had been consolidated for all periods presented. As required by generally accepted accounting principles, the supplemental consolidated financial statements will become the historical financial statements upon issuance of the financial statements for the period that includes the date of the merger.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 2 -- BUSINESS COMBINATION (Continued)

      Separate interest income and net income of the merged entities are as follows:

                                               1997         1996           1995
                                             -------       -------       -------
Interest income
   BankFirst Corporation ................    $37,625       $17,081       $15,934
   BankFirst ............................       --          16,503        13,315
   First Franklin .......................     13,662        13,114        12,870
                                             -------       -------       -------
                                             $51,287       $46,698       $42,119
                                             =======       =======       =======
Net income
   BankFirst Corporation ................    $ 4,066       $ 1,450       $ 1,224
   BankFirst ............................       --           2,214         1,601
   First Franklin .......................      2,562         2,385         2,354
                                             -------       -------       -------
                                             $ 6,628       $ 6,049       $ 5,179
                                             =======       =======       =======


                                    January 1,                              January 1,
                                      1995       Effect of     Effect of      1995
                                  As Previously  BankFirst  First Franklin     As
                                    Reported    Combination   Combination    Restated
                                  ------------- ----------- --------------  ----------
Stockholders' equity
  Common stock .................    $    464    $  1,303     $  1,519        $  3,286
  Noncumulative convertible
     preferred stock ...........        --           641         --               641
  Additional paid-in capital ...       2,167      10,177        2,944          15,288
  Retained earnings ............       3,818       1,550       12,231          17,599
  Unrealized loss on
     securities available
     for sale ..................        (668)       (618)      (1,454)         (2,740)
                                    --------    --------     --------        --------
     Total                          $  5,781    $ 13,053     $ 15,240        $ 34,074
                                    ========    ========     ========        ========


NOTE 3 -- SECURITIES

      Securities available for sale are summarized as follows:

                                                                           Gross        Gross
                                                           Amortized     Unrealized   Unrealized      Fair
                                                             Cost          Gains        Losses        Value
                                                          ----------     ----------   ----------    --------
1997
   U.S. Treasury securities .............................  $  31,250     $     360    $     (41)   $  31,569
   Obligations of U.S.government agencies ...............     45,948           492          (40)      46,400
   Obligations of states and  political subdivisions ....     38,292           715           (8)      38,999
   Mortgage-backed securities ...........................     10,696           134          (62)      10,768
                                                           ---------     ---------    ---------    ---------
                                                           $ 126,186     $   1,701    $    (151)   $ 127,736
                                                           =========     =========    =========    =========
1996
   U.S. Treasury securities .............................  $  25,997     $     133    $    (156)   $  25,974
   Obligations of U.S.government agencies ...............     65,571           284         (309)      65,546
   Obligations of states and political subdivisions .....     22,328           667          (24)      22,971
   Mortgage-backed securities ...........................     20,342            80         (132)      20,290
                                                           ---------     ---------    ---------    ---------
                                                           $ 134,238     $   1,164    $    (621)   $ 134,781
                                                           =========     =========    =========    =========

      The amortized cost and estimated market value of debt securities available for sale at year-end 1997, by contractual maturity, is shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 3 -- SECURITIES (Continued)

                                                      Amortized     Fair
                                                        Cost        Value
                                                      ---------   --------
      Due in one year or less ....................    $ 12,744    $ 12,733
      Due after one year through five years ......      45,906      46,411
      Due after five years through ten years .....      39,677      40,324
      Due after ten years ........................      17,163      17,500
                                                      --------    --------
      Mortgage-backed securities .................      10,696      10,768
      Total maturities ...........................    $126,186    $127,736
                                                      ========    ========

                                                        1997      1996      1995
                                                        ----      ----      ----
Sales of securities available for sale
   Realized gains ................................      $343      $ 33      $ 20
   Realized losses ...............................        34        53        88

Sales of trading securities
   Realized gains ................................      $--        $--      $ 75
   Realized losses ...............................       --        --          2

      Securities with a carrying value of 79,650 and 79,415 at year-end 1997 and 1996, were pledged for public deposits and securities sold under agreements to repurchase.

NOTE 4 -- LOANS AND ALLOWANCE FOR LOANS LOSSES

      At year-end 1997 and 1996, loans consisted of the following:

                                                        1997        1996
                                                      --------    --------
      Commercial, industrial and agricultural ....    $ 95,143    $ 69,614
      Commercial real estate .....................     164,102     155,389
      Real estate construction ...................      24,977      26,379
      Residential real estate ....................     120,143     110,636
      Loans to individuals .......................      59,947      50,277
      Lease financing ............................       1,845       1,055
      Mortgage loans held for sale ...............         395         324
      Other ......................................         383         656
                                                      --------    --------
          Total loans ............................     466,935     414,330
      Less: Unearned interest income and fees           (1,968)     (1,537)
            Allowance for loan losses ............      (6,098)     (4,723)
                                                      --------    --------
                                                      $458,869    $408,070
                                                      ========    ========

      Activity in the allowance for loan losses is as follows:

                                                 1997        1996        1995
                                                -------     -------     -------
      Beginning balance ....................    $ 4,723     $ 4,690     $ 4,526
      Provision ............................      2,935         667         553
      Loans charged off ....................     (1,833)       (904)       (701)
      Recoveries of loans charged off ......        273         270         312
                                                -------     -------     -------
      Balance, end of year .................    $ 6,098     $ 4,723     $ 4,690
                                                =======     =======     =======

                             BANKFIRST CORPORATION

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 4 -- LOANS AND ALLOWANCE FOR LOANS LOSSES (Continued)

      Impaired loans consisted of the following at year-end:

                                                                 1997       1996
                                                                 ----       ----
      Impaired loans
      Loans with allowance allocated .......................     $552       $616
      Amount of allowance for loan losses allocated ........       61        216
      Loans with no allowance allocated ....................      615        275

                                                                 1997       1996       1995
                                                                 ----       ----       ----
      Impaired loans
      Average balance during the year .............            $1,312       $941       $189
      Interest income recognized thereon ..........                30         50          7
      Cash-basis interest income recognized .......                30         50          7

      The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $18,443 and $10,821 at year-end 1997 and 1996. During 1997 and 1996, new loans aggregating approximately $9,761 and $1,782 and amounts collected of approximately $2,139 and $1,794 were transacted with such parties.

NOTE 5 -- PREMISES, FURNITURE, AND EQUIPMENT

      A summary of premises and equipment as of year-end 1997 and 1996 is as follows:


                                                           1997          1996
                                                           ----          ----
      Land ...........................................   $  5,246     $   4,565
      Premises .......................................     14,255        11,289
      Furniture, fixtures and equipment ..............     10,390         8,810
      Construction in progress .......................        963           360
                                                         --------      --------
      Total cost .....................................     30,854        25,024
      Accumulated depreciation .......................     (9,388)       (7,981)
                                                         --------      --------
                                                         $ 21,466      $ 17,043
                                                         ========      ========


NOTE 6 -- DEPOSITS

      Certificates of deposit of $100 thousand or more were $78,260 and $69,468 at year-end 1997 and 1996.

      At year-end 1997, maturities of time deposits with a term of over one year were as follows, for the next five years.

                  1998 ................................  $195,578
                  1999 ................................    48,341
                  2000 ................................    15,759
                  2001 ................................     7,045
                  2002 ................................     1,941
                  Thereafter ..........................       325

      The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $2,477 and $1,376 at year end 1997 and 1996.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 7 -- BORROWINGS

      Securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Securities sold under agreements to repurchase consist of short term excess funds from repurchase agreements and overnight liabilities to deposit customers arising from a cash management program. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. Other borrowed funds were comprised of treasury tax and loan deposits which bear interest at the federal funds rate less .25%.

      Information concerning securities sold under agreements to repurchase at year-end 1997 and 1996 is summarized as follows:

                                                             1997         1996
                                                             ----         ----
      Average month-end balance during the year ..........  $ 9,137     $ 7,365
      Average interest rate during the year ..............     4.76%       4.84%
      Maximum month-end balance during the year ..........  $16,302     $ 9,715

      The aggregate amount of securities sold under agreements to repurchase from executive officers and directors of the Company and their related interests were $4,014 and $-0- at year-end 1997 and 1996.

      Federal Home Loan Bank advances consist of the following at year-end 1997 and 1996:

                                                        1997            1996
                                                        ----            ----
      6.40% fixed rate advance, interest only
        monthly, principal due at maturity on
        April 25, 1997 .............................    $ --            $1,000
      6.60% fixed rate advance, interest only
        monthly, principal due at maturity on
        October 24, 1997 ...........................      --             1,000
      Variable rate, interest only monthly,
        principal due at maturity on
        September 30, 1998 .........................     5,000           5,000
      Variable rate, interest only monthly,
        principal due at maturity on
        April 30, 1998 .............................     5,000           5,000
      6.75% fixed rate advance, principal and
        interest monthly, maturing on
        September 1, 2012 ..........................       743              --
      6.51% fixed rate advance, principal and
        interest monthly, maturing on
        January 1, 2013 ............................       500              --
      7.20% fixed rate advance, principal and
        interest monthly, maturing on
        June 1, 2012 ...............................       490              --
      6.80% fixed rate advance, principal and
        interest monthly, maturing on
        March 1, 2012 ..............................       243              --
      5.95% fixed rate advance, principal and
        interest monthly, maturing on
        August 1, 2008 .............................        80              85
      5.70% fixed rate advance, principal and
        interest monthly, maturing on
        September 1, 2008 ..........................        65              69
                                                       -------         -------
                                                       $12,121         $12,154
                                                       =======         =======

      These advances are collateralized by a blanket pledge of qualifying mortgage loans totaling $18,182 and $18,231 at year-end 1997 and 1996.

      At year-end 1997, the Company had approximately $33,350 of federal funds lines of credit available from correspondent institutions, $8,680 unused lines of credit with the Federal Home Loan Bank, and $2,000 unused line of credit with the Federal Reserve Bank of Atlanta.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 8 -- RETIREMENT PLANS

      A 401(k) profit sharing plan covers substantially all BankFirst Corporation and BankFirst employees. Employee contributions are voluntary and employer contributions are discretionary. Employee contributions are fully vested and employer contributions are fully vested after five years.

      Another 401(k) profit sharing plan covers substantially all First National Bank and Trust Company employees. Employee contributions are voluntary. If a participant elects to make a contribution to the Plan, the employer must make a matching contribution of 50% of the first 3% of the participants annual contributions. In addition, the employer may award a bonus match. Employee contributions are immediately vesting and employer contributions are vested 20% immediately, 40% after four years, 60% after five years, 80% after six years, and 100% after seven years.

      Expense for both Plans was $218, $187 and $162 for 1997, 1996 and 1995.

      The Company has an Employee Stock Ownership Plan (ESOP) which enables employees who have met minimum service and age requirements to acquire shares of the Company's common stock. Cost of the Plan is borne by the Company through discretionary contributions to an employee stock ownership trust. All shares under the plan were allocated at year end 1997, 1996 and 1995. Shares of common stock are allocated to each participating employee and are held in trust until the employee's termination, retirement or death. The Company's contribution to the ESOP was $30 in 1996. There was no contribution in 1997 or 1995.

      Upon withdrawal from the plan, participants are entitled to require the Company to repurchase the stock (referred to as a put option). At year-end 1997, 1996, and 1995, the fair value of ESOP shares subject to repurchase was $1,539, $1,389, and $1,710, the fair value per share was $8.80, $7.68, and $6.96, and shares held by the ESOP were 174,845, 180,845, and 245,725. The value of shares subject to the put option have been presented outside of stockholders' equity since no active market existed for the Company's common stock.

      The First National Bank and Trust Company has a defined benefit pension plan covering substantially all employees. The following sets forth the plan's funded status at December 31, 1997, 1996 and 1995 and the components of net pension expense:

                                               1997         1996         1995
                                               ----         ----         ----

Accumulated benefit obligation
   (including vested benefits of
   $ 3,924, $ 2,708,and $ 2,396 .........     $(3,976)     $(2,735)     $(2,421)
                                              =======      =======      =======
Plan assets at fair value ...............     $ 4,927      $ 4,177      $ 3,733
Projected benefit obligation for
   service rendered to date .............      (5,239)      (3,786)      (3,431)
Unrecognized loss .......................         959          150          152
Unrecognized transition asset ...........        (150)        (171)        (193)
                                              -------      -------      -------
Prepaid accrued pension expense .........     $   497      $   370      $   261
                                              =======      =======      =======

      Net pension expense for the year included the following:

                                                        1997          1996
                                                        ----          ----
       Service cost for the period .................    $ 173        $ 159
       Interest cost on projected benefit
         obligation ................................      318          287
       Actual return on plan assets ................     (629)        (305)
       Other .......................................      249          (21)
                                                        -----        -----
                                                        $ 111        $ 120
                                                        =====        =====

      Contribution expense was $238, $229, and $243 for the years ending 1997, 1996, and 1995.

      Significant assumptions made in computing pension liability and expense for each year ended 1997, 1996, and 1995 include a weighted average discount rate of 8.5%, increase in compensation of 6.5%, and long-term rate of return of 8.5%.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 9 --  INCOME TAXES

      Income tax expense is summarized as follows:

                                             1997        1996         1995
                                             ----        ----         ----
       Current .........................    $3,612      $3,134       $2,434
       Deferred ........................      (206)         54           83
                                            ------      ------       ------
                                            $3,406      $3,188       $2,517
                                            ======      ======       ======
       Federal .........................    $2,817      $2,643       $2,174
       State ...........................       589         545          343
                                            ------      ------       ------
                                            $3,406      $3,188       $2,517
                                            ======      ======       ======

      Deferred income taxes reflect the effect of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liability are as follows:

                                                         1997                         1996
                                                 -----------------------       --------------------
                                                 Assets      Liabilities       Assets   Liabilities
                                                 ------      -----------       ------   -----------
Allowance for loan losses ....................   $1,154       $  --             $619     $   --
Unearned loan income .........................       57          --               68         --
Unrealized gain on securities ................     --            (589)            --         (207)
Depreciation .................................     --            (832)            --         (732)
Other real estate ............................       19          --               19         --
FHLB dividends ...............................     --            (201)            --         (124)
Defined benefit plan .........................     --            (189)            --         --
Other ........................................       86          (261)            89         (169)
                                                 ------       -------           ----      -------
   Total deferred income taxes ...............   $1,316       $(2,072)          $795      $(1,232)
                                                 ======       =======           ====      =======

      A reconciliation of expected income tax expense at the statutory federal income tax rate of 34% with the actual effective income tax rates, is as follows:


                                               1997          1996        1995
                                               ----          ----        ----
     Statutory federal tax rate ...........    34.0%         34.0%       34.0%
     State income tax, net of
       federal benefit ....................     4.0           4.0         4.0
     Tax exempt income ....................    (3.7)         (4.6)       (5.7)
     Other ................................    (0.4)          1.1         0.4
                                               ----          ----        ----
                                               33.9%         34.5%       32.7%
                                               ====          ====        ====


NOTE 10 -- COMMITMENTS AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK

      The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include loan commitments and standby letters of credit. The substantial majority of these instruments are with parties in the Knoxville and surrounding East Tennessee area. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

      The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 10 -- COMMITMENTS AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK (Continued)

      Financial instruments whose contract amounts represent credit risk at year-end 1997 and 1996 were as follows:

                                                          1997          1996
                                                          ----          ----
         Loan commitments ............................   $ 9,016      $ 1,574
         Standby letters of credit ...................     6,760        9,256
         Unused lines of credit ......................    64,667       60,104

      Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and/or income-producing commercial properties.

      The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The aggregate amount of loan commitments and standby letters of credit to executive officers and directors of the Company was approximately $3,165 and $1,752 at year-end 1997 and 1996.

NOTE 11 -- RELATED PARTY TRANSACTIONS

      BankFirst was a 50% partner with a related party, the purpose of which was to own and operate a building in downtown Knoxville, Tennessee. BankFirst's main offices occupy a portion of this building. During 1997, BankFirst purchased the other partner's interest in the building at a fair market value of $924 based on an independent appraisal. The partnership was dissolved following the consummation of the transaction. Total payments received from tenants of the buildings other than BankFirst totaled $105 in 1997. BankFirst's contributions to the partnership expenses were approximately $169, $313 and $192 in 1997, 1996 and 1995.

NOTE 12 -- REGULATORY MATTERS

      The Company and Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If under capitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

      At year-end, the capital requirements were met. Actual capital levels (in millions) and minimum required levels were:

                                                                                         Minimum Amounts to
                                                                                         be Well Capitalized
                                                                     Minimum Required       Under Prompt
                                                  Actual                for Capital       Corrective Action
                                            ------------------       Adequacy Purposes       Provisions
                                             Actual     Ratio        Actual    Ratio       Actual    Ratio
                                            --------   -------      --------  -------     --------  -------
1997
Total Capital (to Risk Weighted Assets)
   Consolidated ...........................  $61.4       12.8%       $38.4      8.0%       $48.0      10.0%
   BankFirst ..............................   42.5       11.6         29.2      8.0         36.5      10.0
   First National Bank and Trust Co. ......   21.3       18.8          9.1      8.0         11.3      10.0

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ...........................  $60.1       12.5%       $19.2      4.0%       $28.8       6.0%
   BankFirst ..............................   37.9       10.4         14.6      4.0         21.9       6.0
   First National Bank and Trust Co. ......   20.2       17.8          4.5      4.0          6.8       6.0

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 12 -- REGULATORY MATTERS (Continued)

                                                                                         Minimum Amounts to
                                                                                         be Well Capitalized
                                                                     Minimum Required       Under Prompt
                                                  Actual                for Capital       Corrective Action
                                            ------------------       Adequacy Purposes       Provisions
                                             Actual     Ratio        Actual    Ratio       Actual    Ratio
                                            --------   -------      --------  -------     --------  -------

1997 (continued)
Tier 1 Capital  (to Average Assets)
   Consolidated ...........................  $60.1        9.7%       $24.9      4.0%       $31.1       5.0%
   BankFirst ..............................   37.9        8.3         18.3      4.0         22.9       5.0
   First National Bank and Trust Co. ......   20.2       11.2          7.2      4.0          9.0       5.0


1996
Total Capital (to Risk Weighted Assets)
   Consolidated ...........................  $55.2       13.1%       $33.8      8.0%       $42.3      10.0%
   BankFirst ..............................   22.2       13.1         13.6      8.0         17.0      10.0
   FNB of Gatlinburg ......................   15.3        9.9         12.3      8.0         15.4      10.0
   First National Bank and Trust Co. ......   20.2       20.0          8.1      8.0         10.1      10.0

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ...........................  $54.5       12.9%       $16.9      4.0%       $25.4       6.0%
   BankFirst ..............................   20.3       12.0          6.8      4.0         10.2       6.0
   FNB of Gatlinburg ......................   13.7        8.9          6.2      4.0          9.2       6.0
   First National Bank and Trust Co. ......   19.1       18.9          4.0      4.0          6.1       6.0

Tier 1 Capital (to Average Assets)
   Consolidated ...........................  $54.5        9.6%       $22.7      4.0%       $28.3       5.0%
   BankFirst ..............................   20.3        9.4          8.6      4.0         10.8       5.0
   FNB of Gatlinburg ......................   13.7        6.5          8.4      4.0         10.6       5.0
   First National Bank and Trust Co. ......   19.1       11.3          6.8      4.0          8.5       5.0

      The Company and subsidiary banks were well capitalized at year-end 1997.

      The Company's primary source of funds to pay dividends to stockholders is the dividends it receives from the Banks. The Banks are subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 1997, $9,057 of retained earnings was available for dividends in future periods.

      The Banks were required to have approximately $4,659 and $3,542 of cash on hand to meet regulatory reserve requirements at year-end 1997 and 1996.

NOTE 13 -- STOCK OPTIONS


      The Company maintains a stock option plan, which is administered by the Executive Committee of the Board of Directors. A maximum of 3,125,000 stock options may be issued to selected directors, officers, and other key employees. The exercise price of each option is the fair market value of the Company's common stock on the date of grant. The maximum term of the options is ten years. Certain options may be exercised immediately upon grant, and certain options vest at an annual rate of 20%, allowing 20% of the options to be exercised at each grant anniversary date. At year-end 1997, 2,067,005 shares are authorized for future grant.

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 13 -- STOCK OPTIONS (Continued)

      A summary of the Company's option activity, and related information for the year-ended 1997, 1996, and 1995 is presented below:

                                                    1997                 1996                    1995
                                             -------------------   ------------------     ------------------
                                                        Weighted             Weighted               Weighted
                                                         Average              Average                Average
                                                        Exercise             Exercise               Exercise
                                             Options      Price    Options     Price      Options     Price
                                             -------      -----    -------     -----      -------     -----


Outstanding at beginning of year ........    887,645      $5.21    547,020     $4.25      469,830     $3.72
Granted .................................    164,380       7.68    340,625      6.96       77,190      6.48
Exercised ...............................   (140,765)      3.72       --        --           --
Forfeited ...............................    (49,260)      7.12       --        --           --         --
                                            --------       ----    -------      ----      -------      ----
Outstanding at end of year ..............    862,000       6.19    887,645      5.21      547,020      4.11
Options exercisable at year-end .........    461,030       4.55    541,590      4.09      540,230      4.08
                                            --------       ----    -------      ----      -------      ----
Weighted-average fair value of
 options granted during the year ........      $3.09                 $2.46                  $2.92
                                            ========               =======                =======



      Options outstanding at year-end 1997 had a range of exercise prices from $3.72 to $7.68 and had a weighted average remaining life of seven years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995: risk-free interest rate of 6.75%, 7.03% and 7.04%, and expected lives of seven, eight and nine years. No assumption was made for estimated volatility since it is not feasible to determine this assumption for a non-public entity whose stock is not actively traded. With estimated volatility excluded, the option pricing model produces the option's minimum value.


      No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. The following disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. If additional options are granted, the proforma effect will increase in the future.

                                                     1997                  1996                 1995
                                              -------------------   -------------------   -------------------
                                                 As                    As                    As
                                              Reported   Proforma   Reported   Proforma   Reported   Proforma
                                              --------   --------   --------   --------   --------   --------
Net income ................................    $6,628     $6,400     $6,049     $6,046     $5,179     $4,971
Basic earnings per share ..................      $.66       $.63       $.63       $.63       $.63       $.60
Diluted earnings per share ................       .61        .58        .59        .58        .59        .51

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 14 -- EARNINGS PER SHARE

      A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.


                                                  1997           1996            1995
                                              -----------     -----------      ----------
Earnings Per Share
   Net income ............................    $     6,628     $     6,049      $     5,179
   Less:  Dividends declared
             on preferred stock ..........           (161)           (162)            (74)
                                              -----------     -----------      ----------
      Net income available to
        common stockholders ..............    $      6,467    $      5,887     $    5,105
                                              ===========     ===========      ==========
   Weighted average common
      shares outstanding .................      9,876,735       9,347,725       8,098,170
                                              ===========     ===========      ==========
      Earnings per share .................    $        .66    $        .63     $      .63
                                              ===========     ===========      ==========
Earnings Per Share Assuming Dilution
   Net income available to
      common stockholders ................    $     6,467     $     5,887      $    5,105
   Add back dividends upon assumed
      conversion of preferred stock ......            161             162              74
                                              -----------     -----------      ----------
      Net income available to
        common stockholders
        assuming conversion ..............     $     6,628     $     6,049      $    5,179
                                               ===========     ===========      ==========
   Weighted average common
      shares outstanding .................      9,876,735       9,347,725       8,098,170
   Add: Dilutive effects of assumed
      conversions and exercises:
      Convertible preferred stock ........        685,830         696,415         397,610
      Convertible debenture ..............           --            39,065          39,065
   Stock options .........................        313,025         158,165         199,240
                                              -----------     -----------      ----------
   Weighted average common and
      dilutive potential common
      shares outstanding .................     10,875,590      10,241,370       8,734,085
                                              -----------     -----------      ----------
       Earnings per share assuming dilution    $      .61     $       .59      $      .59
                                              ===========     ===========      ==========

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value and estimated fair value of the Company's financial instruments are as follows at year-end 1997 and 1996.

                                            1997                       1996
                                ------------------------------------------------
                                 Carrying        Fair       Carrying    Fair
                                   Value         Value        Value     Value
                                ------------- ----------------------------------
Financial assets:
   Cash and cash
     equivalents ..............   $31,290       $31,290       $25,132   $25,132
   Securities available
     for sale .................   127,736       127,736       134,781   134,781
   Loans, net .................   458,869       462,168       408,070   407,499

Financial liabilities:
   Demand, savings, and money
     market accounts ..........   280,781       280,781       249,890   249,890
   Certificate of deposits ....   268,988       268,347       266,449   267,045
   Advances from FHLB .........    12,121        12,005        12,154    11,265
   Repurchase agreement
     and other ................    18,261        18,261         7,230     7,230

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for borrowed money, and variable rate loans or deposits that reprice frequently and fully. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Liabilities for borrowed money are estimated using rates of debt with similar terms and remaining maturities.

NOTE 16 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                     Years ended December 31, 1997 and 1996

                                                               1997       1996
                                                             -------     -------
Assets
   Cash and cash equivalents ...........................     $ 2,019     $   121
   Interest bearing deposit ............................        --         1,200
   Investment in subsidiary banks ......................      59,329      53,674
   Other ...............................................         516         356
                                                             -------     -------
         Total assets ..................................     $61,864     $55,351
                                                             =======     =======

   Total liabilities ...................................         432         136
Employee stock ownership plan ..........................       1,539       1,389
Stockholders' equity
   Common stock ........................................      24,553       3,886
   Preferred stock .....................................       1,093       1,128
   Additional paid-in capital ..........................      22,674      22,484
   Retained earnings ...................................      10,612      25,992
   Unrealized gain on securities .......................         961         336
                                                             -------     -------
         Total stockholders' equity ....................      59,893      53,826
                                                             -------     -------

         Total liabilities and
            stockholders' equity .......................     $61,864     $55,351
                                                             =======     =======
                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996, and 1995

                                                     1997      1996      1995
                                                   -------   -------    -------
Dividends from subsidiary banks ................   $ 1,593   $ 1,470    $ 1,725
Other income ...................................       220       178        134
                                                   -------   -------    -------
      Total income .............................     1,813     1,648      1,859
Interest expense ...............................      --         120        296
Other expense ..................................       213       350        867
                                                   -------   -------    -------
      Total expenses ...........................       213       470      1,163
                                                   -------   -------    -------
Income before income taxes .....................     1,600     1,178        696
Income tax expense (benefit) ...................         2      (105)      (379)
                                                   -------   -------    -------
Income before equity in
  undistributed income
  of subsidiaries ..............................     1,598     1,283      1,075
Equity in undistributed net
  income of subsidiaries .......................     5,030     4,766      4,104
                                                   -------   -------    -------
Net income .....................................   $ 6,628   $ 6,049    $ 5,179
                                                   =======   =======    =======

                             BANKFIRST CORPORATION


            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)


NOTE 16 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995


                                                          1997       1996        1995
                                                         -------    -------    -------
Operating activities
   Net income ........................................   $ 6,628    $ 6,049    $ 5,179
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Undistributed net income of subsidiaries .......    (5,030)    (4,766)    (4,104)
      Change in assets ...............................      (160)         7         38
      Change in liabilities ..........................       296         (9)       (24)
                                                         -------    -------    -------
         Net cash provided by operating activities ...     1,734      1,281      1,089
Net cash used in investment activities
   Change in time deposit with other banks ...........     1,200     (1,200)      --
                                                         -------    -------    -------
Financing activities
   Payments of notes payable .........................      --       (3,244)      --
   Preferred stock dividends paid ....................      (161)      (162)       (74)
   Common stock dividends paid .......................    (1,214)      (876)    (1,152)
   Cash paid for fractional shares in stock split ....        (3)      --         --
   Effect of internal reorganization .................      --       (1,846)    (1,235)
   Sales of common stock and stock options exercised .       567      6,273      1,308
   Repurchase of common stock ........................      (225)      (186)      (120)
                                                         -------    -------    -------
   Net cash provided by (used in) financing activities    (1,036)       (41)    (1,273)
                                                         -------    -------    -------
Net change in cash and cash equivalents ..............     1,898         40       (184)
Cash and cash equivalents, beginning of year .........       121         81        265
                                                         -------    -------    -------
Cash and cash equivalents, end of year ...............   $ 2,019    $   121    $    81
                                                         =======    =======    =======

NOTE 17 -- SUBSEQUENT EVENTS


      On January 16, 1998, the Bank acquired a mortgage loan origination and servicing company for $7.5 million cash in a business combination accounted for as a purchase. The mortgage company's primary asset was loan servicing rights of approximately $7.0 million. The excess of the purchase price over the fair value of net asset acquired, $1.9 million, will be amortized on a straight-line basis over 15 years. In July, 1998, the Company effected a 5 for 1 common stock split, which has been reflected in the Consolidated Statements of Changes in Stockholders' Equity. All per share information has been retroactively restated for this stock split.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation, formerly Smoky Mountain Bancorp, Inc., and of First Franklin Bancshares, Inc. ("First Franklin"). Unless otherwise indicated, the discussion herein refers to BankFirst Corporation and its subsidiaries on a consolidated basis (the "Company").

      The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst and The First National Bank and Trust Company ("Athens," or collectively, the "Banks"). The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the supplemental consolidated financial statements and accompanying notes. The periods included within this discussion are the years 1997, 1996 and 1995.

General

      The Company is a community banking organization, headquartered in Knoxville, Tennessee, which generates loans and deposits through its 29 branches throughout East Tennessee. BankFirst has 23 offices in Knox, Sevier, Blount, Loudon, and Jefferson counties, and Athens has six offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including trust operations, credit card services and brokerage services.

      In the fall of 1992, James L. Clayton acquired control of BankFirst, formerly known as First Heritage National Bank of Loudon County, N.A. ("First Heritage"), and installed an experienced bank management team the following year. Drawing upon management's existing relationships with loan and deposit customers who followed management from their previous bank, BankFirst increased its assets from approximately $60 million in 1993 to approximately $230 million in 1996. During 1996, Mr. Clayton acquired control of Smoky Mountain Bancorp, Inc. ("Smoky Mountain") and its wholly-owned subsidiary, First National Bank of Gatlinburg. At year-end 1996, these entities were combined with the Company in a share exchange accounted for in a manner similar to a pooling of interests. Following the combination, the Company had total assets of $423 million. The combined entity continued growth in 1997, primarily through commercial real estate lending financed through deposit growth.

      In January 1998, BankFirst purchased Curtis Mortgage Co., Inc. ("Curtis Mortgage") for $7.5 million as an opportunity to increase mortgage originations, which had not been a significant line of business, and as an opportunity to diversify revenues through loan servicing. Curtis Mortgage is a 54 year old mortgage company which originates and purchases mortgage loans for sale and servicing. Curtis Mortgage generally has not retained loans for its portfolio, although its servicing portfolio was approximately $451 million at the date of acquisition. This transaction was accounted for as a purchase, and accordingly, is not reflected in the historical financial statements of the Company for periods prior to that time.

      The Company changed its name from Smoky Mountain Bancorp, Inc. to BankFirst Corporation following the April 27, 1998 shareholder meeting. On July 2, 1998, the Company acquired First Franklin in a statutory merger accounted for as a pooling of interests. At year-end 1997, First Franklin had total assets of $182 million, total equity of $21 million, and net income of $2.6 million. Shareholders of First Franklin received 22.05 shares of Company common stock for each share of First Franklin common stock, giving effect to the subsequent five for one stock split. As a consequence of the merger, Athens became a separate subsidiary of the Company, adding risk diversification and trust expertise to the combined entity. Athens also has a small consumer finance subsidiary.

Results of Operations

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

      Net interest income increased $3.1 million, or 12.2%, to $28.6 million in 1997 from $25.5 million in 1996. The increase in net interest income was due primarily to an increase in average earning assets and an increase in the percentage of average earning assets invested in loans. Average earning assets increased $49.0 million, or 9.3%, primarily as a result of loan growth, particularly growth of commercial business loans.

      The Company's net interest spread and net interest margin were 4.24% and 5.05%, respectively, in 1997 as compared to 4.13% and 4.92% in 1996. The increase in the net interest spread and the net interest margin was primarily the result of the growth in the volume of loans, which are traditionally higher yielding assets than investment securities, as a percentage of average earning assets.

      The provision for loan losses was $2.9 million in 1997 compared to $667,000 in 1996. The increase in the provision was attributable to additional reserves established for the risks associated with the commercial real estate loan portfolio acquired in the merger with Smoky Mountain in December 31, 1996 and the increase in 1997 charge-offs. The Company experienced net charge-offs of $1.6 million in 1997, resulting in a ratio of net charge-offs to average loans of 0.35%. Management considers these recent losses to be isolated events and does not believe that they signal the increase of a trend toward larger percentage loan losses in the future.

      Noninterest income increased $414,000, or 7.95%, to $5.7 million in 1997 from $5.2 million in 1996, primarily as a result of security gains of $309,000.

      Noninterest expense increased $524,000, or 2.5%, to $21.3 million in 1997 from $20.8 million in 1996. The primary component of noninterest expense is salaries and benefits, which increased $571,000, or 5.4%, to $11.1 million in 1997 from $10.5 million in 1996. The increase in salaries and benefits is primarily attributable to overall growth of the Company. Data processing expenses also increased $356,000, or 39.7%, to $1.3 million in 1997 from $897,000 in 1996 primarily as a result of volume growth and adjustments necessitated by the merger with Smoky Mountain. The Company's efficiency ratio in 1997 was 61.1%, compared to 66.4% in 1996.

      Net income increased $579,000 or 9.6%, to $6.6 million in 1997 from $6.0 million in 1996. The increase in net income was due primarily to an increase in net interest income, and was reduced by the impact of increased loan loss provisions. Return on average assets during 1997 and 1996 was 1.07%, and return on average equity was 11.75% for 1997 compared to 12.66% for 1996.

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

      Net interest income increased $2.4 million, or 10.5%, to $25.5 million in 1996 from $23.0 million in 1995. The increase in net interest income was due primarily to an increase in average earning assets and an increase in the percentage of average earning assets invested in loans, particularly higher yielding commercial business and commercial real estate loans. Average earning assets increased $39.5 million, or 8.0%, primarily as a result of loan growth, particularly growth of commercial business and commercial real estate loans.

      The Company's net interest spread and net interest margin were 4.13% and 4.92%, respectively, in 1996 as compared to 4.12% and 4.82% in 1995. The increase in the net interest spread and the net interest margin was primarily the result of the growth in the volume of loans, traditionally higher yielding assets than investment securities, as a percentage of average earning assets.

      The provision for loan losses was $667,000 in 1996 compared to $553,000 in 1995. The increase in the provision was primarily the result of general growth in the Company's loan portfolio. The Company experienced net charge-offs of $634,000 in 1996, resulting in a ratio of net charge-offs to average loans of 0.17%.

      Noninterest income increased $874,000, or 20.0%, to $5.2 million in 1996 from $4.4 million in 1995, primarily attributable to increases in service charges on customer accounts.

      Noninterest expense increased $1.6 million, or 8.6%, to $20.8 million in 1996 from $19.2 million in 1995. The primary component of noninterest expense is salaries and benefits, which increased $790,000, or 8.1%, to $10.5 million in 1996 from $9.7 million in 1995. Equipment expenses increased $697,000, or 41.4%, to $2.4 million in 1996 from $1.7 million in 1995. Occupancy expenses increased $586,000, or 38.0%, to $2.1 million in 1996 from $1.5 million in 1995. Data processing expenses increased $223,000, or 33.09%, to $897,000 in 1996 from $674,000 in 1995. These increases are primarily attributable to the combination of the operations of Smoky Mountain and BankFirst. The Company's efficiency ratio in 1996 was 66.4%, compared to 68.5% in 1995.

      Net income increased $870,000, or 16.8%, to $6.0 million in 1996 from $5.2 million in 1995. The increase in net income was due primarily to increases in net interest income and noninterest income, and was reduced by the impact of increased noninterest expense. Return on average assets for 1996 was 1.07% compared to 0.98% during 1995, and return on average equity was 12.66% for 1996 compared to 13.53% during 1995.

Lending

      Total loans were $465.0 million at year-end 1997, and $412.8 million at year-end 1996. Loan growth was $52.2 million, or 12.6%, during 1997, and $62.1 million, or 17.7%, during 1996. Management was able to achieve growth from 1993 through 1996 because of long term relationships developed by current management while at other financial institutions. Loans in all categories continued to grow during 1997 primarily as a result of strong economic conditions in the Banks' primary markets, with commercial lending experiencing the largest growth. Management expects loan growth in 1998 to continue at a rate comparable to 1997. Commercial lending will continue to be the primary focus, although management will work to generate additional consumer loans, as well as additional residential mortgage loans through Curtis Mortgage.

      A banking company's credit risk profile is generally reflected in the level and types of loans held, since loans are usually the highest risk assets owned. Even though the majority of the Company's loans are commercial, which is typically the highest risk loan type, management believes that two factors mitigate the credit risk in this portfolio. First, 63.3% of commercial loans are secured primarily by income producing real estate, and second, BankFirst's early growth was generated through seasoned loan relationships. The Company's relatively low levels of charge-offs and non-performing loans reflect the effect of these mitigating factors.

      Lending activities are under the direct supervision of the Boards of Directors and senior management of the Banks. The Banks operate under loan policies which state, among other things, guidelines for underwriting, credit criteria, loan composition, concentrations and administration. See "Business--Lending Activities" for a discussion of such policies.


                                Loans Outstanding

                                                                  At December 31,
                                     ------------------------------------------------------------------------
                                        1997            1996           1995          1994              1993
                                        ----            ----           ----          ----              ----
                                                                   (Dollars in thousands)
 Commercial business .............   $  95,143       $  69,614      $  53,430     $  57,680         $  43,448
 Commercial real estate ..........     164,102         155,389        116,372       103,312            91,052
 Construction loans ..............      24,977          26,379        22,021         19,431            12,153
 Residential real estate .........     120,143         110,636        108,276        81,472            73,488
 Installment .....................      59,947          50,277         50,569        45,093            33,981
 Other ...........................       2,623           2,035          1,754         1,918               953
                                      --------        --------       --------      --------          --------
       Total loans ...............     466,935         414,330        352,422       308,906           255,075
 Unearned income .................      (1,968)         (1,537)        (1,770)       (2,001)           (1,383)
                                      --------        --------       --------      --------          --------
          Total loans, net .......    $464,967        $412,793       $350,652      $306,905          $253,692
                                      ========        ========       ========      ========          ========

                                                                  At December 31,
                                      ------------------------------------------------------------------------
                                        1997            1996           1995          1994              1993
                                        ----            ----           ----          ----              ----
 Commercial business .............      20.38%          16.80%        15.16%         18.67%            17.03%
 Commercial real estate ..........      35.14           37.50         33.02          33.44             35.70
 Construction loans ..............       5.35            6.37          6.25           6.29              4.76
 Residential real estate .........      25.73           26.70         30.72          26.37             28.81
 Installment .....................      12.84           12.13         14.35          14.60             13.32
 Other ...........................       0.56            0.50          0.50           0.63              0.38
                                        -----           -----         -----          -----             -----
       Total loans ...............      100.0%          100.0%        100.0%         100.0%            100.0%
                                        =====           =====         =====          =====             =====

Securities

      The Banks use their securities portfolios primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. Generation of income from securities is not a primary focus of the Banks. Total securities were $127.7 million at year-end 1997, which is slightly lower than the $134.8 million balance in 1996. The Banks' policy guidelines are designed to minimize credit, market, and liquidity risk, and securities generally must be "investment grade" or higher to be purchased. All securities are classified as "available for sale" to provide flexibility for asset liability management. Approximately 62.4% of year-end 1997 securities were pledged for public deposits and repurchase agreements. Other than commitments to originate or sell mortgage loans, the Banks do not invest in off-balance sheet derivative financial instruments, such as interest rate swaps.

                                   Securities
                                                        At December 31,
                                               ---------------------------------
                                                1997         1996        1995
                                                ----         ----        ----
                                                     (Dollars in thousands)
Available for sale:
U.S. Government and agencies ............     $ 77,969     $ 91,520     $ 95,129
States and political subdivisions .......       38,999       22,971       21,940
Mortgage-backed and asset-backed ........       10,768       20,290       18,558
                                              --------     --------     --------
       Total available for sale .........     $127,736     $134,781     $135,627
                                              ========     ========     ========

                          Securities Maturity Schedule

                          1 Year and Less    1 to 5 Years     5 to 10 Years     Over 10 Years       Total
                          --------------    --------------   --------------    --------------  --------------
                           Balance  Rate     Balance  Rate     Balance Rate     Balance Rate     Balance Rate
                          --------------    --------------   --------------    --------------  --------------
                                                         (Dollars in thousands)
Available for sale:
U.S. Government
   & agencies .......... $ 11,978   5.87%   $40,554   6.42%  $24,936   6.57%      $501  7.06%   $77,969  6.33%
State and municipal ....      755   6.70%     5,857   6.92%   15,388   4.92%    16,999  4.97%    38,999  5.27%
Mortgage-backed
   and asset-backed (1)        --                --               --                --           10,768  6.43%
                          -------           -------          -------           -------         --------
       Total available
          for sale .....  $12,733           $46,411          $40,324           $17,500         $127,736  6.01%
                          =======          ========          =======           =======        =========

--------------
(1) These securities are not identified with a specific maturity because they do not have a defined maturity.

Deposits and Borrowings

      Although deposits have been the Company's primary source of funding for loans, although the Company also utilizes borrowed funds, including customer repurchase agreements. See "--Liquidity" and "--Interest Rate Sensitivity." The Company believes it has the ability to raise deposits quickly within its market areas by slightly raising interest rates. The Company's deposit strategy, however, has been to remain competitive in its markets, without paying the highest yield, because of the availability and attractiveness of other sources of funding. Customer repurchase agreements and FHLB advances, while more costly than deposit funding, are typically the lowest cost borrowed funds available in the marketplace, and are utilized by management to raise identified amounts of funds with more precision than deposit solicitations. Although management expects to continue using repurchase agreements, short-term borrowings and FHLB advances, deposits will continue to be the Company's primary funding source.

      Total deposits grew at a rate of 6.5% during 1997 and 7.5% during 1996, resulting from an increase in deposit taking branch locations and effective marketing strategies. Despite the increase in deposit growth, loan growth outpaced the growth of deposit sources, resulting in an increase in the loan to deposit ratio to 83.5% at year-end 1997, from 77.2% at year-end 1996. To supply the needed liquidity, BankFirst increased its repurchase agreements from $6.0 million in 1996 to $16.3 million in 1997. While BankFirst actively solicits customer repurchase agreement accounts, Athens has not used repurchase agreements as a source of liquidity. These accounts are considered volatile under regulatory requirements, although BankFirst has found them to be a steady source of funding. BankFirst and Athens have both utilized the Federal Home Loan Bank of Cincinnati ("FHLB") as a borrowing source. FHLB borrowings were $12.1 million at year-end 1997 and 1996, $10.0 million of which matures during 1998. The FHLB will continue to be a source for funding loan growth in the future, as BankFirst intends to draw additional borrowings to fund the Curtis Mortgage warehouse line of credit and for other loan growth.

                               Deposit Information
                                                        December 31,
                                             -----------------------------------
                                              1997          1996          1995
                                              ----          ----          ----
                                                    (Dollars in thousands)
Noninterest bearing ..................      $ 92,749      $ 74,161      $ 74,325
Interest bearing demand ..............       150,761       139,152       125,558
Savings deposits .....................        37,270        36,576        41,507
Time .................................       268,989       266,450       238,956
                                            --------      --------      --------
          Total deposits .............      $549,769      $516,339      $480,346
                                            ========      ========      ========


                                              Maturity Ranges of Time Deposits
                                                 with Balances of $100,000
                                                  or more at December 31,
                                            -----------------------------------
                                             1997           1996          1995
                                             ----           ----          ----
                                                   (Dollars in thousands)
3 months or less ..................        $25,686        $28,578        $25,508
3 through 6 months ................         14,324         11,182         14,188
6 through 12 months ...............         21,167         19,619         11,867
Over 12 months ....................         17,083         10,089         11,352
                                           -------        -------        -------
                                           $78,260        $69,468        $62,915
                                           =======        =======        =======

      In general, large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding from liquidity planning purposes than core deposits. However, the Company does not believe that its deposits of this type are materially more sensitive to interest rate changes than its other certificates of deposits because such certificates are principally held by long-term customers located in the Banks' market areas.


Equity and Capital Resources

      The Company and each of the Banks were "well capitalized" for regulatory purposes during 1997, 1996 and 1995. The leverage capital ratio of the Company was 9.7% in 1997, 9.6% in 1996 and 8.4% in 1995, with total stockholders' equity of $59.9 million at year-end 1997. For a discussion of capital requirements see "Regulation--Capital Requirements." The Company has issued stock upon the exercise of stock options, conversion of preferred stock to common stock, and in connection with a five for four common stock split in 1997 and five for one split in 1998. During 1996, $4.5 million was raised from sales of common stock and $1.8 million from sales of preferred stock. These stock sales were primarily motivated by the desire to increase operating capital and to achieve and maintain "well capitalized" levels and comply with regulatory requirements while supporting asset growth. The cash dividends reflected in the Company's 1997 and 1996 Financial Statements were paid by First Franklin prior to the merger. The Company does not intend to pay cash dividends on common stock in the foreseeable future. The Company's current strategy is to support equity growth by retaining net profits rather than paying cash dividends on common stock.

      Items that represent common stock equivalents include 218,508 shares of 5% preferred stock, $5.00 par value per share (the "Preferred Stock"), and 862,000 common stock options outstanding at year-end 1997. Each share of the Preferred Stock is convertible into 3.0875 shares of common stock, adjustable for stock splits and future recapitalizations. There are 1,000,000 authorized shares of Preferred Stock; however, management currently has no plans to issue additional shares. There are 2,067,005 additional common shares available for grant under the stock option plan. The Company plans to continue granting stock options to selected officers, directors and other key employees.


Net Interest Income

      Net interest income is the difference between interest and fees earned on earning assets, principally loans and investments, and the interest paid on deposits and other interest bearing funds. It is the major component of earnings for the Company. For analytical purposes, the interest earned on loans and investments is measured and expressed on a fully tax equivalent (FTE) basis. Tax-exempt interest income is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a combined federal and state tax rate of 34%.

      Net interest income is influenced primarily by market interest rates, changes in the balance and mix of earning assets and interest-bearing liabilities, the proportion of earning assets that are funded by demand deposits and equity capital and the relative repricing periods for earning assets and interest-bearing liabilities. Some of these factors are controlled to a certain extent by management. Conditions beyond management's control may have a significant impact on changes in net interest income from one period to another. Examples of such external factors are Federal Reserve Board monetary policy, introduction of new loan or deposit products by bank and non-bank financial competitors and the fiscal and debt management policies of the federal government.

                    Average Balance Sheets and Interest Rates

                                                                    Years ended December 31,
                             --------------------------------------------------------------------------------------------

                                           1997                              1996                          1995
                              ------------------------------    ----------------------------   --------------------------
                               Average               Average     Average              Average   Average            Average
                               Balance   Interest     Rate       Balance   Interest    Rate     Balance  Interest   Rate
                              --------    -------    -------     -------    -------   -------   -------   -------  ------
                                                                    (Dollars in thousands)
 ASSETS
 Interest earning assets
   Securities
     Taxable ................ $105,180   $  6,783      6.45%     $113,420    $7,213    6.36%    $115,842   $6,562   5.66%
       Tax-exempt (1) .......   23,328      1,795      7.69        23,336     1,813    7.77       19,705    1,641   8.33
 Unrealized gain on A.F.S. ..      288                               (156)                           (38)
                              --------    -------                --------    ------             --------   ------
 Total securities ...........  128,796      8,578      6.66       136,600     9,026    6.61      135,509    8,203   6.05
   Loans (2) ................  442,296     42,880      9.70       379,930    37,589    9.89      339,989   33,791   9.94
   Interest bearing deposits
     with other banks .......      236         15      6.36         1,180        61    5.17        1,154       75   6.50
   Federal funds sold and
     other ..................    5,850        346      5.90        10,469       572    5.46       12,182      557   4.57
                              --------    -------                --------    ------             --------   ------
       Total earning assets .  577,178     51,819      8.98       528,179    47,248    8.95      488,834   42,626   8.72

Noninterest earning assets
   Allowance for loan losses    (4,796)                            (4,802)                        (4,541)
   Premises and equipment ...   19,769                             16,961                         17,395
   Cash and due from banks ..   20,876                             17,942                         17,991
   Accrued interest and
     other assets ...........    8,692                              8,336                          7,816
                              --------                           --------                       --------
       Total assets ......... $621,719                          $ 566,616                      $ 527,495
                              ========                           ========                       ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities
   Deposits
     Interest-bearing demand
      deposits ..............$ 141,941   $  5,007      3.53%    $ 128,048    $5,185    4.05%    $125,466  $ 4,866   3.88%
   Savings deposits .........   36,803      1,034      2.81        37,855     1,107    2.92       41,667    1,236   2.97
   Time deposits ............  270,782     15,063      5.56       254,448    13,805    5.43      232,640   12,115   5.21
                              --------    -------                --------    ------             --------   ------
 Total interest-bearing \
   deposits .................  449,526     21,104      4.69       420,351    20,097    4.78      399,773   18,217   4.56
   Borrowed funds
    Securities sold under
      agreements to repurchase   9,110        438      4.81         7,346       347    4.72        4,839      276   5.70
     Other borrowings .......    7,173        414      5.77         4,710       254    5.39        4,674      205   4.39
     Long-term borrowings ...   12,214        696      5.70         8,544       540    6.32        5,553      384   6.92
                              --------    -------                --------    ------             --------   ------
 Total borrowed funds .......   28,497      1,548      5.43        20,600     1,141    5.54       15,066      865   5.74
                              --------    -------                --------    ------             --------   ------
     Total interest-bearing
        liabilities .........  478,023     22,652      4.74       440,951    21,238    4.82      414,839   19,082   4.60
 Noninterest-bearing liabilities
   Employee stock ownership
      plan ..................    1,536                              1,389                          1,710
   Noninterest-bearing demand
      deposits ..............   80,294                             72,084                         68,295
   Other liabilities ........    6,320                              4,405                          4,369
   Stockholders' equity. ....   55,546                             47,787                         38,282
                              --------                           --------                       --------
   Total liabilities and
      stockholders' equity .. $621,719                           $566,616                       $527,495
                              ========                           ========                       ========
  Interest margin recap
   Net interest income and
      interest rate spread ..            $ 29,167      4.24%                $26,010    4.13%             $ 23,544   4.12%
                                         ========                           =======                      ========
   Net interest income margin                          5.05%                           4.92%                        4.82%


---------------

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal federal income tax rate of 34% for all years. Tax equivalent adjustments were $532 for 1997, $550 for 1996 and $507 for 1995.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income. Loan fees were $1,113 for 1997, $1,327 for 1996 and $1,072 for 1995.

      An analysis of the changes in net interest income from period to period is presented in the following table. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                              Volume/Rate Analysis

                                    1997 change from 1996 due to     1996 change from 1995 due to
                                    ----------------------------     ---------------------------
                                    Volume      Rate       Total     Volume      Rat       Total
                                    ------      -----      -----     ------      ----       ----
                                                            (Dollars in thousands)
Interest income
  Loans ........................   $ 6,281    $  (989)   $ 5,292    $ 3,987    $  (189)   $ 3,798
  Securities
    Taxable ....................      (515)        85       (430)      (141)       792        651
    Tax-exempt .................        (1)       (17)       (18)       317       (145)       172
      Total securities interest       (516)        68       (448)       177        646        823
  Interest-bearing deposits with
    other banks ................       (33)       (13)       (46)         2        (16)       (14)

  Federal funds sold ...........      (228)         1       (227)      (118)       133         15
                                   -------    -------    -------    -------    -------    -------

      Total interest income ....     5,504       (933)     4,571      4,048        574      4,622
                                   -------    -------    -------    -------    -------    -------
Interest expense
  Interest-bearing demand
    deposits ...................       596       (774)      (178)       102        217        319
  Savings deposits .............       (34)       (39)       (73)      (111)       (18)      (129)
  Time deposits ................       902        356      1,258      1,169        521      1,690
  Repurchase agreements ........        85          6         91        161        (90)        71
  Other borrowings .............       141         19        160          2         47         49
  Long-term borrowings .........       251        (95)       156        222        (66)       156
                                   -------    -------    -------    -------    -------    -------
      Total interest expense ...     1,941       (527)     1,414      1,544        612      2,156
                                   -------    -------    -------    -------    -------    -------
      Net interest income ......   $ 3,563    $  (406)   $ 3,157    $ 2,504    $   (38)   $ 2,466
                                   =======    =======    =======    =======    =======    =======

      Net interest income (FTE) increased $3.2 million, or 12.1%, from 1996 to 1997, and $2.5 million, or 10.4%, from 1995 to 1996. Net interest margin also improved each period, growing from 4.8% in 1995, to 4.9% in 1996 and to 5.1% in 1997. The increase in net interest income, and improvement in net interest margin, is primarily attributable to an increase in the level of earning assets and a change the makeup of those assets.

      Average earning assets increased from $528.2 million to $577.1 million, or 9.3%, from 1996 to 1997, and from $488.8 million to $528.2 million, or 8.0%, from 1995 to 1996. Loan growth, which was 16.4% in 1997 and 11.7% in 1996, was the primary cause of the overall growth in earning assets. Management has been able to achieve this growth in loans because of long term relationships developed by current management while at other financial institutions and most recently, as a result of strong economic conditions in the Banks' primary markets. Management expects loan growth in 1998 to continue at a rate equivalent to 1997.

      The growth in loans has improved the net interest rate spread and net interest margin. Loans are the highest yielding earning assets. During 1995, loans represented 69.5% of earning assets. During 1996 this ratio increased to 71.9%, and in 1997 it increased further to 76.7%. Although the average rate earned on loans has decreased in each of the last two years from 9.89% to 9.70%, the yield on total interest earning assets has increased in each period. The increased yield on securities has also supported the increase in average yield on earning assets. The increase in yield from 1995 to 1996 of 0.56% was consistent with general market rate increases. The increase in 1997 was primarily attributable to the Bank's reinvesting of securities proceeds in longer-term securities with higher yields. Average yields on investments increased in 1997, from 6.61% to 6.66%, while general market rates declined to some extent.

      Net interest income and net interest margin have also been helped by several factors related to funding. Most of the Company's asset growth has continued to be funded with deposits, the least costly source of funding. Average interest-bearing deposits grew 6.9% from 1996 to 1997, almost keeping pace with the growth in earning assets. Even with this deposit growth, the average rate paid on deposits fell from 4.78% in 1996 to 4.69% in 1997. The Company is generally asset driven, managing funding to support assets gathered. See " -- Deposits and Borrowings."

      The portion of earning assets funded by non-interest bearing deposits, other liabilities and equity has increased from 22.7% in 1995, to 23.5% in 1996, and to 24.6% in 1997. These sources of funding do not carry an interest cost, and thus the amount of interest earning assets supported by non interest-bearing liabilities has increased. This factor does not impact net interest spread, but has a positive impact on net interest margin.

      The increase in deposits plus non-interest bearing sources of funding has been lower than the growth in earning assets. As a result, borrowed funds have increased from 3.1% of average earning assets in 1995 to 3.9% in 1996 and 4.9% in 1997. These funds are more costly than deposits and their increase relative to total funding has put some downward pressure on net interest margin and spread. In 1995, the average cost of borrowing exceeded the average cost of deposits by 118 basis points ("bp"). In 1996, this difference fell to 76 bp, and in 1997 it decreased further to 74 bp. The narrowing of spread between average costs of borrowings and average costs of deposits is attributable primarily to a deliberate shift by management of the nature of FHLB borrowings from fixed to variable rate, as part of its overall asset/liability strategy. See "-- Deposits and Borrowings."

Provision for Loan Losses and Asset Quality

      The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. The Company applies a systematic process for determining the adequacy of the allowance for loan losses including an internal loan review function and a monthly analysis of the adequacy of the allowance. The monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

      The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Company's policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. The Company's level of net charge-offs to average loans was 0.35% in 1997, 0.17% in 1996 and 0.11% in 1995. Charge-offs were relatively immaterial through 1996, but increased to $1.8 million in 1997, due to two commercial credits charged off by BankFirst, and a smaller increase in loan charge-offs by Athens. Management does not believe that 1997 charge-offs are indicative of an overall deterioration in the credit quality of the portfolio.

                      Analysis of Allowance for Loan Losses

                                    1997          1996         1995           1994         1993
                                    ----          ----         ----           ----         ----
                                                                 (Dollars in thousands)

 Balance at beginning of year    $   4,723     $   4,690     $   4,526     $   4,054     $   3,392
 Loans charged off
   Commercial business .......      (1,079)         (182)         (203)         (234)         (241)
   Commercial real estate ....        (161)            6          --            --             (14)
   Construction loans ........        --            --            --             (45)         --
   Residential real estate ...         (76)          (55)          (44)           (1)          (61)
   Installment ...............        (503)         (661)         (454)         (291)         (289)
   Lease financing ...........         (14)         --            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
     Total charge-offs .......      (1,833)         (904)         (701)         (571)         (605)
                                 ---------     ---------     ---------     ---------     ---------
 Charge-offs recovered
   Commercial business .......          41            53           146           149           184
   Commercial real estate ....           2          --            --               7          --
   Construction loans ........          33            12          --            --            --
   Residential real estate ...          39            21            13            42            17
   Installment ...............         158           184           153           141           142
   Lease financing ...........        --            --            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
     Total recoveries ........         273           270           312           339           343
                                 ---------     ---------     ---------     ---------     ---------
 Net loans charged off .......      (1,560)         (634)         (389)         (232)         (262)
 Current year provision ......       2,935           667           553           704           924
                                 ---------     ---------     ---------     ---------     ---------
 Balance at end of year ......   $   6,098     $   4,723     $   4,690     $   4,526     $   4,054
                                 =========     =========     =========     =========     =========
 Loans, net at year end ......   $ 464,967     $ 412,793     $ 350,652     $ 306,905     $ 253,692
 Ratio of allowance to loans at
   year end ..................        1.31%         1.14%         1.34%         1.47%         1.60%
 Average loans ...............   $ 442,296     $ 379,930     $ 339,989     $ 282,812     $ 243,431
 Ratio of net loans charged off
   to average loans ..........        0.35%         0.17%         0.11%         0.08%         0.11%


      The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful but principal is considered collectible. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed. Another element associated with asset quality is other real estate owned (OREO), which represents properties reacquired through loan defaults by customers. Non-performing loans were 0.61% of loans in 1997 and 0.59% of loans in 1996, and the allowance for loan losses is more than double the amount of non-performing loans at year-end 1997. The dollar increase in non-performing loans during 1997 is due to the maturing portfolio, and less attributable to conditions in the marketplace. The Company considers commercial loans on nonaccrual or classified as doubtful under the internal grading system to be impaired. See "Business-- Lending Activities." For these loans, a specific reserve is computed using discounted expected cash flows or conversion of collateral. There were no material impaired loans at year-end 1997.

      Even though the Company has relatively low levels of non-performing loans and has experienced low charge-offs, management has sought to maintain the allowance for loan losses at a level adequate to cover credit losses inherent in the portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but are likely to change. There can be no assurance that charge-offs in future periods will not exceed the allowance or that additional increases in the allowance will not be required. During 1997, BankFirst recorded a provision for loan losses of $2.9 million, which was substantially higher than the two preceding years. Factors which gave rise to the 1997 increased provision and the resultant 29.1% increase in the allowance included a 36.6% increase in commercial business loans during the year and a 146.1% increase in net charge-offs during the year, which increased the historical loss factors applied to the portfolio.

                              Non-Performing Assets


                                               As of December 31,
                                  ----------------------------------------------
                                   1997     1996      1995      1994      1993
                                   ----     ----      ----      ----      ----
                                              (Dollars in thousands)
Principal balance
 Nonaccrual ...................  $1,141    $  900    $  581    $  871    $  477
  90 days or more past due
   and still accruing .........   1,705     1,518       461       264       125
                                 ------    ------    ------    ------    ------
    Total non-performing loans   $2,846    $2,418    $1,042    $1,135    $  602
                                 ======    ======    ======    ======    ======


Non-perf. as a percent of loans    0.61%     0.59%     0.30%     0.37%     0.24%
Other real estate owned .......  $  878    $  309    $  770    $  317    $  396
OREO as a percent of loans ....    0.19%     0.07%     0.22%     0.10%     0.16%
Allowance as a percent of
  nonperforming loans .........  214.27%   195.33%   450.10%   398.77%   673.42%

      The 1997 loan portfolio was 55.5% commercial and commercial real estate loans, which represent higher risk than residential mortgage and consumer loans because of their larger size and greater dependency on cash flow. The Company also has a concentration of commercial real estate loans to the hospitality industry, substantially in Sevier County, Tennessee. Management has determined that a total allowance level of $6.1 million, or 1.31% of total loans for 1997, is adequate for losses inherent in the total portfolio. Future provisions for loan losses will be dependent on loan growth, loan mix, portfolio credit risk and actual losses incurred. Provisions during 1998 are expected to be less than 1997 levels.

                              Allowance Allocation

                                                 As of December 31,
                                   ---------------------------------------------
                                   1997      1996      1995      1994     1993
                                   -----    ------     -----    ------   ------
                                               (Dollars in thousands)
Commercial business ..........    $1,231    $  801    $  714    $  617    $  754
Commercial real estate .......     1,874     1,366     1,263     1,187     1,161
Construction loans ...........       244       338       276       273       167
Residential real estate ......       839     1,126     1,227     1,063       811
Installment ..................       986       666       709       764       409
Unallocated ..................       924       426       501       622       752
                                  ------    ------    ------    ------    ------
  Total ......................    $6,098    $4,723    $4,690    $4,526    $4,054
                                  ======    ======    ======    ======    ======

Noninterest Income and Expense

                         Noninterest Income and Expense

                                                % change                 % change
                                        1997    from `96     1996        from `95     1995
                                        ----    --------     ----        --------     ----
                                                    (Dollars in thousands)
Noninterest Income
Deposit service charges and fees   $  3,811        0.40%   $  3,796        14.86%   $  3,305
Trust department income ........        704       13.55         620         6.53         582
Other ..........................        607       (0.98)        613       107.10         296
Realized gain on sale of loans .        226       (3.42)        234        29.28         181
Security gains/(losses) ........        309    1,645.00         (20)     (500.00)          5
                                   --------                --------                 --------
  Total noninterest income .....   $  5,657        7.90%   $  5,243        20.00%   $  4,369
                                   ========                ========                 ========
Noninterest Expense
Salaries and employee benefits .   $ 11,110        5.42%   $ 10,539         8.10%   $  9,749
Occupancy expenses .............      1,716      (19.40)      2,129        37.98       1,543
Equipment expenses .............      2,537        6.51       2,382        41.36       1,685
Office expenses ................        775      108.90         371       (49.59)        736
Data processing expenses .......      1,253       39.69         897        33.09         674
FDIC assessments ...............         48      (88.18)        406       (45.06)        739
Other ..........................      3,884       (4.69)      4,075         1.09       4,031
                                   --------                --------                 --------
  Total noninterest expense ....   $ 21,323        2.52%   $ 20,799         8.57%   $ 19,157
                                   ========                ========                 ========

      The primary recurring source of noninterest income is service charges on deposit accounts. Service charges on deposit accounts increased 0.4% from 1996 to 1997, and increased 14.9% from 1995 to 1996. Trust department income provided $704,000 in 1997, an increase of 13.6% from 1996. The majority of this trust income is generated by Athens; however, management expects that the combined trust departments of both Banks will provide future growth in trust income to the Company.

      Another component of noninterest income is gains on sales of securities and loans. The Company classifies all of its securities as "available for sale" to provide flexibility for asset liability management. Security sales were $35.5 million in 1997, generating $309,000 in gains. There were $13.0 million of security sales in 1996, resulting in $20,000 in losses. In 1995, security sales of $14.1 combined with $8.2 million sales of trading securities by BankFirst in generating $5,000 in gains. BankFirst discontinued trading securities during 1995, and current policies do not permit trading. Gains from loan sales of $226,000 in 1997, $234,000 in 1996 and $181,000 in 1995 were solely gains realized from sales of mortgage loan servicing to private investors. Proceeds from sales of these mortgage loans were $15.5 million during 1997. BankFirst generally has not retained mortgage loans in its portfolio. With the acquisition of Curtis Mortgage, BankFirst expects to utilize its various retail locations as a source for expanded mortgage loan origination volume. Curtis Mortgage, through increased volume, is expected to provide a significant increase in gains on loan sales as well as to enhance earnings from loan servicing income.

      Noninterest expense increased 2.5% in 1997 from 1996. Increases in office administration and data processing costs were offset by declines in occupancy and FDIC assessments. The Company's FDIC insurance rate is at the lowest level charged by the FDIC, which is currently close to zero. Noninterest expenses increased 8.6% from 1995 to 1996, primarily from occupancy, equipment and data processing expenses resulting from the combination of Smoky Mountain's and BankFirst's operations, offset by a decline in FDIC assessments and other expenses. Future occupancy expenses are expected to increase as a result of new branch locations currently being constructed, and the 1997 purchase of additional main office space. Data processing expenses are expected to increase with growth and from new software purchased by BankFirst during 1998. In 1998, noninterest expense will include costs associated with the First Franklin merger, which are estimated to be $500,000.

Income Taxes

      The Company's effective income tax rate has remained fairly constant, at 34% in 1997, 34.5% in 1996, and 32.7% in 1995. The Company had deferred tax liabilities of $756,000 at year-end 1997 and $437,000 at year-end 1996. Note 9 to the consolidated financial statements contains additional analysis of income taxes.

Interest Rate Sensitivity

      A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk assumed by the Company. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of the Company's interest earning assets and interest bearing liabilities ("GAP") at year-end 1997 follows:

                     Liquidity and Interest Rate Sensitivity

                                                                  At December 31, 1997
                                          --------------------------------------------------------------
                                           1 - 90       91 - 365        1 - 5         Over 5
                                           Days          Days          Years          Years        Total
                                           -----       --------        -----         ------       ------
                                                              (Dollars in thousands)
Interest earning assets
   Loans, net .........................   $ 186,527     $  68,914     $ 168,081    $  41,445    $ 464,967
   Securities available for sale
     Taxable ..........................       2,425        12,202        49,476       26,837       90,940
     Tax-exempt .......................          50           613         4,330       31,826       36,819
                                          ---------     ---------     ---------    ---------    ---------
   Total securities ...................       2,475        12,815        53,806       58,663      127,759
   Federal funds sold .................       7,000          --            --           --          7,000
                                          ---------     ---------     ---------    ---------    ---------
     Total interest earning assets ....   $ 196,002     $  81,729     $ 221,887    $ 100,108    $ 599,726
                                          =========     =========     =========    =========    =========
 Interest bearing liabilities
   Interest-bearing demand deposits ...   $ 150,762     $    --       $    --      $    --      $ 150,762
   Savings deposits ...................      37,269          --            --           --         37,269
   Time deposits ......................      67,566       128,028        73,070          325      268,989
   Repurchase agreements and other
     borrowed funds ...................      17,303           458           500         --         18,261
   Long-term borrowings ...............          25        10,072           384        1,640       12,121
                                          ---------     ---------     ---------    ---------    ---------
     Total interest bearing liabilities   $ 272,925     $ 138,558     $  73,954    $   1,965    $ 487,402
                                          =========     =========     =========    =========    =========
 Rate sensitive gap ...................     (76,923)      (56,829)      147,933       98,143
 Rate sensitive cumulative gap ........     (76,923)     (133,752)       14,181      112,324      112,324
 Cumulative gap as a percentage
   of earning assets ..................      (12.83)%      (22.30)%        2.36%       18.73%

     As shown  in the  table,  the  Company  has a  cumulative  negative  GAP of approximately 13% and 22% at the end of 90 days and one year, respectively. Management believes that this level of negative GAP is appropriate since many of the liabilities which are contractually immediately repricable can be effectively repriced more slowly than the assets which are contractually
immediately  repricable  in  a  rising  rate  environment.   Conversely,   those
liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities which are contractually immediately repricable is affected to a large extent by the speed and amount of interest rate movements. Management's estimates regarding the actual repricing of contractually immediately repricable liabilities is incorporated into the Company's earnings simulation model.

     The Company uses an earnings simulation model to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 bp. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to interest rates are also incorporated in the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

                                   Market Risk

                                          Decrease in Rates                            Increase in Rates
                                     ---------------------------                  -----------------------------
                                         200             100           Level          100               200
                                    Basis Points    Basis Points       Rates     Basis Points      Basis Points
                                     -----------     -----------      ------      -----------       -----------
                                                              (Dollars in thousands)

 Projected Interest Income
 Loans .............................   $42,721         $45,240        $47,763       $50,286           $52,809
 Investments .......................     9,138           9,266          9,396         9,523             9,653
 Federal funds sold ................        77              96            115           135               155
                                       -------         -------        -------       -------           -------
 Total interest income .............    51,936          54,602         57,274        59,944            62,617
 Projected Interest Expense
 Deposits ..........................    19,420          20,999         22,463        24,041            25,609
 FHLB term advances ................       554             611            668           725               782
 Federal funds purchased
   and other .......................       878           1,117          1,364         1,603             1,843
                                       -------         -------        -------       -------           -------
 Total interest expense ............    20,852          22,727         24,495        26,369            28,234
                                       -------         -------        -------       -------           -------
 Net interest income ...............   $31,084         $31,875        $32,779       $33,575           $34,383
 Change from level rates ...........    (1,695)           (904)                         796             1,604
 % change from level rates .........     (5.17)%         (2.76)%                       2.43%             4.89%

     In the event of an immediate 100 bp upward shift in the yield curve, it is estimated that net interest income would increase by $796,000 compared to an increase of $1.6 million in the event of a similar 200 bp rate movement. These changes represent 2.4% and 4.9% of net interest income, respectively. Downward rate movements result in estimated decreases in net interest income of similar amounts and percentages.

     Even though the Company's cumulative GAP at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 bp and 200 bp would result in increased net interest income. This occurs because management believes that if overall market interest rates increase modestly, the market would not require an immediate, corresponding repricing of non-term deposit liabilities.

Liquidity

     Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets and long and short term borrowing, based upon management's consideration of expected loan demand, expected deposit flows and securities sold under repurchase agreements (which are generally deposit equivalents arising from a corporate cash management program offered by the Company). Management looks to deposits and other borrowings as its primary sources of liquidity. See " -- Deposits and Borrowings." The Banks' Asset/Liability Committees evaluate funding sources on a quarterly basis, set funding policy, and evaluate repricing and maturity of the Banks' assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on the Banks' net interest income.

                            Funding Uses and Sources

                                                      1997                                 1996
                                       ---------------------------------   -----------------------------------
                                        Average      Increase/(decrease)    Average       Increase/(decrease)
                                        Balance      Amount     Percent      Balance      Amount      Percent
                                       --------     --------   --------     ---------    --------    --------
                                                               (Dollars in thousands)

 Funding Uses
   Loans, net of unearned income ...    $442,296     $62,366    16.42%      $379,930      $39,941     11.75%
   Taxable securities ..............     105,180      (8,240)   (7.27)       113,420       (2,422)    (2.09)
   Tax exempt securities ...........      23,328          (8)   (0.03)        23,336        3,631     18.43
   Federal funds sold ..............       5,850      (4,619)  (44.12)        10,469       (1,713)   (14.06)
                                        --------     -------    -----       --------      -------     -----
       Total uses ..................    $576,654     $49,499     9.39%      $527,155      $39,437      8.09%
                                        ========     =======    =====       ========      =======     =====
 Funding Sources
   Noninterest bearing deposits ....   $  80,294    $  8,210    11.39%     $  72,084     $  3,789      5.55%
   Interest bearing demand .........     141,941      13,893    10.85        128,048        2,582      2.06
   Savings deposits ................      36,803      (1,052)   (2.78)        37,855       (3,812)    (9.15)
   Time deposits ...................     270,782      16,334     6.42        254,448       21,808      9.37
   Repurchase agreements ...........       9,110       1,764    24.01          7,346        2,507     51.81
   Other borrowings ................       7,173       2,463    52.29          4,710           36      0.77
   Long-term borrowings ............      12,214       3,670    42.95          8,544        2,991     53.86
                                        --------     -------    -----       --------      -------     -----
       Total sources ...............    $558,317     $45,282     8.83%      $513,035      $29,901      6.19%
                                        ========     =======    =====       ========      =======     =====

     The Company believes it has the ability to raise deposits quickly within its market area by slightly raising interest rates, but has typically been able to achieve deposit growth without paying above market interest rates. The current strategy calls for the Banks to be no higher than second highest in their pricing as compared to their primary competitors. Deposit growth has funded most of the significant asset growth in the past several years, but has decreased modestly as a percent of total funding. The Company does not solicit brokered deposits. Included in certificates of deposit over $100,000 at year-end 1997 are $9 million in deposits from the State of Tennessee. During 1998, management intends to reduce this relationship by $1 million per month, replacing these deposits with other sources of funds, because of the restrictive nature of the pledging requirements associated with these deposits.

     The Company actively solicits customer cash management relationships which often includes a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the Banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to increase customer relationships because of its strong business lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.

     Although it had no borrowings of this type outstanding at year-end 1997, the Company maintains significant lines of credit with other financial institutions. At that date total borrowing capacity under those lines amounted to approximately $36 million under agreements with six commercial banks. The Banks also have the capacity to borrow an additional $49.0 million from the FHLB without purchasing additional FHLB stock.

     Sales and maturities of assets are another source of funds. Proceeds from maturities of securities were $32.2 million, $87.3 million and $45.6 million in 1997, 1996 and 1995, respectively. While management is currently extending the average maturity of its securities for interest rate risk purposes, substantial liquidity is available from normal maturities of securities. The Company also has $127.7 million in securities classified as "available for sale" at year-end 1997. The ability to sell such securities is another potential source of liquidity, although management generally does not use this source of funding frequently. To the extent such securities are pledged to outstanding borrowings, they are not available for liquidity purposes. Proceeds from the maturities of loans are another steady source of funding, although on a net basis the demands for new loans and renewal have exceeded funds provided by maturing loans.

                                 Loan Liquidity

                                                               Loan Maturities at December 31, 1997
                                                     ---------------------------------------------------
                                                        1 year         1 - 5         Over 5
                                                       and less        years          years       Total
                                                      -----------    ---------      ---------   --------
                                                                      (Dollars in thousands)

 Commercial business ............................... $  43,546      $  37,358     $  14,239    $  95,143
 Commercial real estate ............................    25,443         38,901        99,758      164,102
 Real estate - construction and residential ........    31,892         45,377        67,851      145,120
 Installment and Other .............................    13,854         43,377         5,339       62,570
                                                      --------       --------      --------     --------
 Total selected loans ..............................  $114,735       $165,013      $187,187     $466,935
                                                      ========       ========      ========     ========
 Loans maturing after 1 year with:
 Fixed interest rates ..............................                                            $177,774
 Floating interest rates ...........................                                             174,426
                                                                                                --------
                                                                                                $352,200
                                                                                                ========


     The liquidity discussion above has described the Company's liquidity needs on a consolidated basis. In general, the deposit and borrowing capacity described above is at the bank level, while the equity based sources of funding are at the holding company level. Substantial liquidity can be moved between the Banks and the holding company, although there are certain regulatory restrictions on such flows, particularly from the Banks to the holding company, as described in note 12 to the financial statements. At year-end 1997, the Banks had the ability to transfer approximately $9.1 million in dividends to the holding company without special regulatory approval. The holding company currently has no borrowings, and management's current policy is to not pay dividends on common stock; rather earnings are retained to provide capital to support the Company's growth. As a result, the holding company's independent liquidity needs result primarily from holding company only expenses, which are quite small in relation to its sources of liquidity.

Effects of Inflation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all of the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the prices of goods and services.

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 27 - Financial Data Schedule

      b.    Reports on Form 8-K

            The Company filed no reports on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BANKFIRST CORPORATION
                                           by


Date:  August 14, 1998                     /s/ C. David Allen
                                           -----------------------------
                                           C. David Allen
                                           Chief Financial Officer