Form 10-Q
period 1998-09-30
BANKFIRST CORP
filed 1998-11-16
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes _X_     No ___

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998:

       Title of Class                                    Shares Outstanding
Common Stock, $2.50 par value                                 11,375,600

                              BANKFIRST CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements .........................................    3

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..................................   10

   Item 3. Quantitative and Qualitative Disclosures about
   Market Risk ..........................................................   16

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ............................................   16

   Item 2. Changes in Securities ........................................   16

   Item 3. Defaults Upon Senior Securities ..............................   16

   Item 4. Submission of Matters to a Vote of Security Holders ..........   16

   Item 5. Other information ............................................   16

   Item 6. Exhibits and Reports on Form 8-K .............................   16

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

Part I - Financial Information

Item 1. Financial Statements

                              BANKFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                            Sept. 30,   Dec. 31,
                                                              1998       1997
                                                            --------   --------
ASSETS
  Cash and due from banks                                   $ 33,642   $ 24,290
  Federal Funds Sold                                           3,900      7,000
  Securities available for sale, at fair value               130,706    127,736
  Mortgage loans held for sale                                18,461        395
  Loans, net                                                 489,078    458,474
  Premises and equipment, net                                 24,755     21,466
  Mortgage servicing rights                                    7,379          0
  Federal Home Loan Bank Stock, at cost                        3,134      3,046
  Intangible assets                                            2,099        289
  Accrued interest receivable and other asset                  9,753      8,021
                                                            --------   --------
     Total assets                                           $722,907   $650,717
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits                              $112,065   $ 92,749
  Interest-bearing deposits                                  491,771    457,020
                                                            --------   --------
     Total deposits                                          603,836    549,769

  Securities sold under agreements to repurchase              25,869     16,302
  Federal funds purchased and other borrowings                   594      1,959
  Advances from the Federal Home Loan Bank                     2,296     12,121
  Accrued interest payable and other liabilities               9,162      9,134
                                                            --------   --------
     Total liabilities                                       641,757    589,285

Stockholders' equity
  Common stock:  $2.50 par value, 15,000,000 shares
    authorized, 11,375,600 and 9,995,519  shares
    outstanding                                               28,439     24,989
  Noncumulative convertible preferred stock:  $5 par
    value, 1,000,000 shares authorized, 181,050 and
    218,508 shares outstanding                                   905      1,093
  Additional paid-in capital                                  34,215     23,777
  Retained earnings                                           15,252     10,612
  Unrealized gain on securities available for sale             2,339        961
                                                            --------   --------
     Total stockholders' equity                               81,150     61,432
                                                            --------   --------
     Total liabilities and stockholders' equity             $722,907   $650,717
                                                            ========   ========

--------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                              BANKFIRST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                     Three months ended Sept.30    Nine months ended Sept.30
                                            (Unaudited)                   (Unaudited)
                                          1998       1997                1998    1997
                                        --------   --------            --------  ------
Interest income
    Interest and fees on loans          $ 12,506   $ 10,932          $ 36,896   $ 31,550
    Taxable securities                     1,217      1,490             4,186      5,191
    Nontaxable securities                    471        294             1,388        883
    Other                                    393        213             1,057        756
                                        --------   --------          --------   --------
                                          14,587     12,929            43,527     38,380
Interest expense
    Deposits                               5,879      5,395            16,985     15,813
    Short-term borrowings                    222        203             1,094        533
    Long-term borrowings                     255        220               733        584
                                        --------   --------          --------   --------
                                           6,356      5,818            18,812     16,930
                                        --------   --------          --------   --------
Net interest income                        8,231      7,111            24,715     21,450

Provision for credit losses                  323        376             1,390      1,096
                                        --------   --------          --------   --------
Net interest income after provision
for credit losses                          7,908      6,735            23,325     20,354
Noninterest income
    Service charges and fees               1,149      1,027             3,255      3,087
    Loan servicing income, net of            682         45             1,736        185
    amortization
    Net gain (loss) on loan sales           (182)        45              (597)       140
    Trust department income                  321        177               668        477
    Other                                    158        243               663         50
                                        --------   --------          --------   --------
                                           2,128      1,537             5,725      3,939
Noninterest expenses
    Salaries and employee benefits         3,879      2,718            11,024      8,382
    Occupancy expense                        575        393             1,686      1,066
    Equipment expense                        662        565             1,952      1,503
    Office expense                           462        559             1,366      1,142
    Data processing fee                      321        367             1,073        980
    FDIC assessments                           7         12                46         46
    Merger expense                            61       --                 337        --
    Other                                  1,309        580             3,331      2,932
                                        --------   --------          --------   --------
                                           7,276      5,194            20,815     16,051
                                        --------   --------          --------   --------
Income before income taxes                 2,760      3,078             8,235      8,242
Provision for income taxes                 1,081      1,196             3,370      2,974
                                        --------   --------          --------   --------
Net Income                              $  1,679   $  1,882          $  4,865   $  5,268
                                        ========   ========          ========   ========
Other comprehensive income,
net of tax
    Change in unrealized gain              1,158        407             1,378        370
      on securities
    Reclassification of realized
      amount                                 (44)       (83)              (47)      (134)
                                        --------   --------          --------   --------
Comprehensive income                    $  2,793   $  2,206           $ 6,198   $  5,504
                                        ========   ========          ========   ========
Earnings per share:
    Basic                               $   0.16   $   0.19         $    0.47   $   0.52
    Diluted                             $   0.14   $   0.17         $    0.43   $   0.49

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                              BANKFIRST CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months ended September 30, 1998
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                   Net
                                                                               Unrealized       Total
                                                       Additional                 Gains         Stock-
                                  Common    Preferred   Paid-in    Retained      (Losses)      holders'
                                   Stock      Stock     Capital    Earnings    on Securities    Equity
                                 --------   ---------   --------   ---------   ------------     -------
Balance, January 1, 1998          $24,553    $1,093     $22,674     $10,612         $961        $59,893

Restatement for reclass-
ification of ESOP shares              436        --       1,103          --           --          1,539
                                   ------     -----     -------      ------        -----         ------
Balance January 1, 1998
as restated                        24,989     1,093      23,777      10,612          961         61,432

Sales of common stock,
428 shares                              1        --          15          --           --             16

Stock options exercised,
1,107 shares                            2        --          28          --           --             30

Conversion of 37,458 shares of
preferred stock into 108,974
shares of common stock                272      (188)        (84)         --           --             --

Cash dividend on preferred stock       --        --          --        (113)          --           (113)

Cash dividend on common stock          --        --          --        (114)          --           (114)

Net income                             --        --          --       4,865           --          4,865

Change in unrealized gains             --        --          --          --        1,378          1,378

Proceeds from public offering
of 1,270,000 common shares, net
of related expenses                 3,175         --     10,481         --           --          13,656

                                 --------    --------   -------    --------     ---------       --------
Balance, Sept. 30, 1998           $28,439     $  905    $34,215     $15,250       $2,339        $81,150
                                 ========    ========   =======    ========     =========       ========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                              BANKFIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                         Nine months ended September 30,
                                                                  (Unaudited)
                                                               1998        1997
                                                             --------    --------
Cash flows from operating activities
   Net income                                                $  4,865    $  5,268
   Adjustments to reconcile net income to net cash from
     operating activities
     Provision for credit losses                                1,390       1,096
     Depreciation                                               1,749       1,271
     Security amortization and accretion, net                     124         179
     Gain on sale of mortgage loans                              (539)        (95)
     Gain on sale of securities                                    49         132
     Proceeds from sales of mortgage loans held for sale      135,870      17,665
     Purchases of mortgage loans held for sale                (30,382)       --
     Originations of mortgage loans held for sale             (84,801)    (16,159)
   Changes in assets and liabilities
     Accrued interest receivable and other assets              (1,782)       (552)
     Accrued interest payable and other liabilities                31       1,749
                                                             --------    --------
         Net cash used in operating activities                 26,574      10,554

Cash flows from investing activities
   Net cash paid for mortgage company                          (7,449)       --
   Purchase of securities                                     (22,658)    (35,015)
   Proceeds from maturities of securities                      10,098      15,686
   Proceeds from sale of securities                            10,024      22,058
   Net increase in loans                                      (55,465)    (47,105)
   Purchase of FHLB stock                                         (88)       (365)
   Premises and equipment expenditures, net                    (1,868)     (1,224)
                                                             --------    --------
     Net cash used in investing activities                    (67,406)    (45,965)

Cash flows from financing activities
   Net change in deposits                                      40,746      14,141
   Net change in securities sold
     under agreements to repurchase                             9,567       4,070
   Net change in federal funds purchased                          262           0
   Proceeds from public offering of common stock               13,392           0
   Net change in other borrowed funds                          (1,627)       (164)
   Repayments from the FHLB                                    (7,704)         --
   Advances from the FHLB                                       2,296      12,296
   Repayment of notes payable                                  (9,667)         91
   Preferred stock dividends paid                                (113)       (123)
   Common stock dividends paid                                   (114)       (344)
   Stock options exercised                                         30        --
   Repurchase of common stock                                      16        (178)
   Sale of common stock                                             0          25
                                                             --------    --------
     Net cash provided by financing activities                 47,084      29,814

Net change in cash and cash equivalents                         6,252      (5,597)

Cash and cash equivalents, beginning of period                 31,290      25,132
                                                             --------    --------

Cash and cash equivalents, end of period                     $ 37,542    $ 19,535
                                                             ========    ========
Supplemental disclosures:
   Interest paid                                             $ 20,268    $ 15,814
   Income taxes paid                                            2,763       2,177
   Loans converted to other real estate                         1,096         223
   Preferred stock converted to common stock                      188          --


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

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation (the "Company") and its wholly-owned subsidiaries, BankFirst and First National Bank and Trust Company (the "Banks"), and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company. These financial statements have been prepared to give retroactive effect to the merger with First Franklin Bancshares, Inc. on July 2, 1998, which was accounted for as a pooling of interests, and accordingly, this document presents the combined financial information as if the entities were merged for all periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for the year ended December 31, 1997.

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

Comprehensive Income: Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", requires reporting of comprehensive income, defined as changes in equity other than those resulting from investments by or distributions to stockholders. Net income, plus or minus "other comprehensive income" results in comprehensive income. The only item of other comprehensive income applicable to the Company is the change in unrealized gain or loss on securities available for sale. Comprehensive income is reported on the statement of income. The period ended September 30, 1997 was restated to meet the current reporting format.

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below:

                                   Three Months Ended      Nine months ended
                                      September 30,           September 30,
                                       (Unaudited)             (Unaudited)
                                    1998       1997         1998         1997
                                   -------   -------      --------    --------
Earnings Per Share

Net income                         $ 1,679  $ 1,882      $  4,865    $  5,268
Less:  Dividends declared
on preferred stock                    (36)      (41)         (113)       (123)
                                    ------   -------      --------    --------
Net income available to common
stockholders                      $  1,643  $ 1,841       $  4,752     $ 5,145
                                  ========  =======       ========     =======

Weighted average common shares
outstanding                     10,410,370 9,863,988    10,133,770  9,843,554
                                ==========  ========     =========  ==========

Earnings per share               $    0.16  $   0.19     $     .47  $     .52
                                 =========  ========     =========  ==========

                              BANKFIRST CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Earnings Per Share (Continued):

                                        Three Months Ended             Nine months ended
                                          September 30,                  September 30,
                                           (Unaudited)                    (Unaudited)
                                        1998         1997              1998          1997
                                     ----------   ----------        ----------    ----------
Earnings Per Share Assuming
Dilution

Net income available to common
stockholders                           $  1,643      $ 1,841          $  4,752      $ 5,145

Add back dividends upon assumed
Conversion of preferred stock                36           41               113          123
                                     ----------   ----------        ----------    ----------
Net income available to common
stockholders assuming conversion        $ 1,679      $ 1,882          $  4,865      $  5,268
                                        =======      =======          ========      ========
Weighted average common shares
outstanding                          10,410,370    9,863,988        10,133,770     9,843,554


Add:  Dilutive effects of assumed
Conversions and exercises:
   Convertible preferred stock          646,218      678,922           661,304       688,657
   Stock options                        474,735      320,259           474,735       320,259
                                     ----------   ----------        ----------    ----------
Weighted average common and
dilutive potential common
shares outstanding                   11,531,322   10,863,168        11,269,808    10,852,470
                                     ----------   ----------        ----------    ----------
Earnings per share
assuming dilution                       $  0.14     $   0.17         $    0.43     $    0.49
                                     ==========   ==========        ==========    ==========

Part I - Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation ("Company"). The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst and The First National Bank and Trust Company ("FNB") or collectively the "Banks". The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the nine months ending September 30, 1998 and 1997.

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

Overview

The Company is a community banking organization, headquartered in Knoxville, Tennessee, which generates loans and deposits through its 30 offices and 46 ATMs throughout East Tennessee. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including trust operations, credit card services and brokerage services. The Company includes two wholly-owned bank subsidiaries: BankFirst, headquartered in Knoxville, and First National Bank and Trust Company ("FNB"), headquartered in Athens. Curtis Mortgage Company, Inc. ("Curtis Mortgage") a wholly-owned subsidiary of BankFirst, was acquired in January 1998 and is accounted for as a purchase transaction. FNB was a merger consummated on July 2, 1998 and is accounted for as a pooling of interests, and accordingly, this document presents the combined financial information as if the entities were merged for all periods presented.

General

Total assets grew from $650.7 million at year-end 1997 to $722.9 million at September 30, 1998, a $72.2 million increase. The primary changes in assets included an $18.1 million increase in loans held for sale, a $30.6 million increase in net loans, $7.4 million of mortgage servicing assets, and other intangible assets which were each attributable to the purchase of the mortgage company in January, 1998. For the period from January 16, 1998 purchase date to September 30, 1998, Curtis Mortgage purchased and originated $115.2 million of loans held for sale. Total intangible assets at September 30, 1998 included goodwill from the purchase of Curtis Mortgage and approximately $305,000 of intangibles from previous transactions.

Total liabilities grew from $589.3 million at year-end 1997 to $641.7 million at September 30, 1998, an increase of $52.4 million. Of this growth, deposits accounted for $54.1 million and repurchase agreements accounted for $9.6 million. Federal funds purchased were reduced from $2.0 million to $0.6 million, and advances from the Federal Home Loan Bank declined from $12.1 million to $2.3 million.


From year-end 1997 to September 30, 1998, equity grew $19.7 million primarily from net income of $4.8 million and proceeds from a public offering of common stock, which provided $14.2 million in additional capital. The leverage capital ratio increased from 9.7% at year-end 1997 to 10.4% at September 30, 1998, mainly as a result of the additional capital from the public offering. This ratio maintains the Company in the "well capitalized" category. The individual bank subsidiaries' leverage ratios at year-end 1997 were 8.3% for BankFirst and 11.2% for FNB.

Management expects growth to continue through expansion of retail locations, through expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage and trust services through FNB, and through possible future mergers or acquisitions. At the present time, the Company has no present agreements, arrangements or commitments with respect to any other acquisition.

Results of Operations

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Net interest income increased $3.3 million, or 15.3%, to $24.7 million for the nine months ended September 30, 1998, from $21.5 million for the nine months ended September 30, 1997. The increase in net interest income was due primarily to an increase in average earning assets and an increase in the percentage of average earning assets invested in loans, the Company's highest yielding assets. Average earning assets increased $48.5 million, or 8.1%, primarily as a result of growth in loans.

The Company's net interest spread and net interest margin were 4.49% and 5.28%, respectively, for the nine months ended September 30, 1998, as compared to 4.09% and 4.75% for the nine months ended September 30, 1997. The increase in the net interest spread and the net interest margin were primarily the result of an increase in asset yields due to loan growth.

The provision for credit losses was $1.4 million for the nine months ended September 30, 1998, compared to $1.1 million for the nine months ended September 30, 1997. The increase in the provision was attributable to general loan growth. The Company experienced net charge-offs of $729,000 for the nine months ended September 30, 1998 resulting in a ratio of net charge-offs to average loans of 0.19%.

Noninterest income increased $1.8 million, or 46.0%, to $5.7 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997, primarily attributable to operations of the January 16, 1998 purchase of Curtis Mortgage.

Loan servicing income increased to $1.7 million for the nine months ended September 30, 1998, as compared to $185,000 for the nine months ended September 30, 1997. Net losses on the sale of mortgage loans increased to $597,000 compared to net gains of $140,000 for the same periods. The mortgage company sells loans while retaining the servicing rights, which has the overall effect of producing less immediate gains at time of sale, while providing long-term income streams from the servicing rights of those loans sold on the secondary market.

Noninterest expense increased $4.8 million, or 29.7%, to $20.8 million for the nine months ended September 30, 1998, from $16.0 million for the nine months ended September 30, 1997. The primary component of noninterest expense is salaries and benefits, which increased $2.6 million, or 31.5%, to $11.0 million for the nine months ended September 30, 1998, from $8.4 million for the nine months ended September 30, 1997. Salaries and benefits as well as other noninterest expense categories increased primarily due to additional employees associated with Curtis Mortgage and the opening of three additional branches. Merger expenses were $337,000 as of September 30, 1998. Other increases in noninterest expense were due to a major computer system conversion in the second quarter and Year 2000 costs. The Company's efficiency ratio for the nine months ended September 30, 1998 was 73.24%, compared to 66.03% for the nine months ended September 30, 1997.

Net income decreased $403,000, or 7.7%, to $4.9 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. The decrease in net income was primarily due to increases in noninterest expense associated with increases in salaries and benefits resulting from both internal and external growth, merger costs, costs associated with the integration of Curtis Mortgage, the opening of three branches, a computer system conversion cost, and Year 2000 costs. This was partially offset by increases in net interest income and noninterest income.

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

The  Company  maintains   significant  lines  of  credit  with  other  financial
institutions, totaling more than $40 million under agreements with six commercial banks. The subsidiary banks also have the capacity to borrow from the FHLB without purchasing additional FHLB stock.

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $227,000 for the first nine months of 1998. The Company retained $4.6 million of earnings for the first nine months of 1998.

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

Under guidelines issued by banking regulators, the Company and its bank subsidiaries are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items. The Company's Tier 1 risk-based and total risk-based ratios were 10.44% and 15.17% respectively, as of September 30, 1998. Both bank subsidiaries also individually met the definition of "well capitalized" as of September 30, 1998.

Market Risk

The Company uses an earnings simulation model (see below) to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 bp. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to interest rates are also incorporated in the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

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

                               Decrease in Rates             Increase in Rates
                               200          100               100         200
                              Basis        Basis    Level    Basis      Basis
                              Points       Points   Rates    Points     Points
Projected Interest Income

Loans                         45,603       47,699   49,651   51,692     54,109
Investments                    7,541        7,611    7,698    7,755      7,859
Federal Funds Sold               261          309      322      388        403

Total Interest Income         53,405       55,619   57,671   59,835     62,371

Projected Interest Expense

Deposits                      21,330       22,437   23,691   24,171     26,648
FHLB Term Advances               -             -       -        -          -
Fed Funds Purchased            1,081        1,329    1,577    1,869      2,114
& Other Borrowings
Total Interest Expense        22,411       23,766   25,268   26,040     28,462

Net Interest Income           30,994       31,853   32,403   33,795     33,909
Change from Level Rates       (1,409)        (550)     --     1,392      1,506
% Change From Level Rates     (4.35%)      (1.70%)     --      4.30%     4.65%

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

The Company has initiated an implementation plan providing for Year 2000 readiness by the end of 1998. Management believes the plan is on target with the goals established by its regulators. The affiliates have completed the awareness and assessment phases and have substantially completed the remediation phase of the plan. BankFirst's data processing service bureau implemented new software, which has been Year 2000 certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computer and their operating systems, which have been tested for Year 2000 compliance. Prior to the merger, FNB implemented its own Year 2000 Preparedness Plan. The Company has substantially completed the testing phase of its implementation plan, which is scheduled to be completed by year-end 1998. A contingency plan for Year 2000 has been developed to address mission critical systems. This plan consists of utilizing an off-site data processing system with a third-party data processor. This off-site system has been Year 200 certified and has been tested by the Company with operating systems using post-January, 2000 dates. Management believes that the Company and the affiliates are currently in compliance with each applicable directive issued by the Bank Regulation Authorities.

The Company has determined that the Year 2000 issue may be critical to its operations; however, management does not believe customer readiness is or will be material to its overall performance. Management believes that the total costs of becoming Year 2000 compliant will not be material. Through 1997, expenditures for Year 2000 were immaterial, and Year 2000 related expenditures for 1998 are projected to be $295,700.

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

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The standard is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 on mortgage banking, which required that after securitization of mortgage loans held for sale, all retained mortgage backed securities be classified as trading. This new standard allows after securitization of mortgage loans held for sale, any retained mortgage backed securities to be classified as described under SFAS No. 115. Current mortgage banking activities for BankFirst do not include the securitization of any mortgage loans held for sale.

FDIC   Improvement   Act   (FDICIA)  of  1991.   The  FDICIA   stipulates   many
responsibilities of financial institutions, its boards of directors and accountants. Many of the provisions have already been effective for the Company; however there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual bank basis, not on consolidated assets. BankFirst, taken alone, has already exceeded $500 million as of September, 1998. As a result, BankFirst will be required to comply with the FDICIA reporting requirements during 1999. FNB had total year-end 1997 assets of $182 million, and will not be subject of the FDICIA reporting requirements for the foreseeable future.

Part I - Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information is disclosed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings                         None

Item 2.  Changes in Securities                     None

Item 3.  Defaults Upon Senior Securities           None

Item 4.  Submission of Matters to a vote           None
             of Security Holders

Item 5.  Other Information                         None


Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 27 - Financial Data Schedule

      b.    Reports on Form 8-K

            The Company filed no reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BANKFIRST CORPORATION
                                           by


Date:  November 13, 1998                   /s/ C. David Allen
                                           -----------------------------
                                           C. David Allen
                                           Chief Financial Officer