Form 10-K
period 1998-12-31
BANKFIRST CORP
filed 1999-03-25
CIK 824719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

[x]      Annual Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934 (No Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from _____________ to _____________

For fiscal year ended                                     Commission file number
December 31, 1998                                                001-14417

                                 --------------

                              BANKFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

Tennessee                                                       58-1790903
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                            Identification Number)

625 Market Street                                                  37902
Knoxville, Tennessee                                             (Zip Code)
(Address of principal executive offices)

                                 ---------------

               Registrant's telephone number, including area code:
                                 (423) 595-1100

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

                                 ---------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Par Value $2.50)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $75,579,798 as of March 15, 1999. For purposes of the foregoing calculation only, all directors and executive officers and the Registrant have been deemed affiliates.

                                   11,375,600

(Number of shares of common stock outstanding as of March 15, 1999)

================================================================================

                       DOCUMENT INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference into the Form 10-K.

     Document                                                  Form 10-K
     --------                                                  ---------
(1)  Proxy statement for  the annual meeting                   Part III
       of shareholders to be held April 19, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.  Business .........................................................    4
ITEM 2.  Properties .......................................................    6
ITEM 3.  Legal Proceedings ................................................    9
ITEM 4.  Submission of Matters to a Vote of Security Holders ..............    9


                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters ............................................   10
ITEM 6.  Selected Financial Data ..........................................   10
ITEM 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   12
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk .......   26
ITEM 8.  Financial Statements and Supplementary Data ......................   30
ITEM 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .........................   53

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant ...............   54
ITEM 11. Executive Compensation ...........................................   54
ITEM 12. Security Ownership of Certain Beneficial Owners
           and Management .................................................   54
ITEM 13. Certain Relationships and Related Transactions ...................   54

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K ....................................................   55

                                     PART I

ITEM 1. BUSINESS

      BankFirst Corporation, a Tennessee corporation (the "Company") is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship  oriented,  community bank business strategy.  The Company conducts
its  banking  business  through  BankFirst,   a  Tennessee  banking  corporation
("BankFirst"), which has 24 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through The First National Bank and Trust Company ("Athens"), a national banking association acquired on July 2, 1998, with eight offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit cards services and brokerage services.

      From 1992 to December 31, 1998, the organization has grown from a single community bank with five offices and approximately $66 million in assets, to a multi-bank organization with an established local banking presence in six counties with 32 offices and approximately $748 million in assets. The Company has broadened its mix of products and expanded its customer base through a combination of internal growth and the consolidation of well-established East Tennessee banks and financial service companies. The Company's Athens subsidiary has been in business for over 125 years, its BankFirst subsidiary traces its history to the 1920's and BankFirst's subsidiary, Curtis Mortgage Company, Inc., ("Curtis Mortgage") was established in 1944. The Company's growth has been directed by a senior management team composed of individuals with established networks of customers and an average of 25 years of experience in East Tennessee banking.

      During 1998 management completed several steps in building the Company and its product base. In January 1998, BankFirst purchased Curtis Mortgage for $7.5 million as an opportunity to increase mortgage originations, which had not been a significant line of business, and as an opportunity to diversify revenues through loan servicing. Curtis Mortgage is a 54-year-old mortgage company that originates and purchases mortgage loans for sale and servicing. At year-end 1998 Curtis Mortgage's loan portfolio, which consists of loans held for sale and loans serviced for others, totaled $542 million. At year-end 1997 this loan portfolio totaled approximately $451 million. This transaction was accounted for as a purchase, and accordingly, is not reflected in the historical financial statements of the Company for periods prior to that time.

      On July 2, 1998, the Company acquired First Franklin in a statutory merger accounted for as a pooling of interests and effected a five-for-one stock split. At year-end 1997, First Franklin had total assets of $182 million, total equity of $21 million, and net income of $2.6 million. Shareholders of First Franklin received 22.05 shares of Company common stock, $2.50 par value per share (the "Common Stock"), for each share of First Franklin common stock, giving effect to the subsequent five-for-one stock split. As a consequence of the merger, The First National Bank and Trust Company located in McMinn County, Tennessee, a subsidiary of First Franklin, became a separate subsidiary of the Company, adding risk diversification and trust expertise to the combined entity.

      On August 27, 1998, the Company completed its initial public offering (the "IPO") and began trading its shares of Common Stock on the NASDAQ Stock Market's National Market under the symbol "BKFR". In September 1998 the Company received net proceeds of $13.5 million from its offering of 1,270,000 shares.

      The BankFirst Trust Company was formed on December 21, 1998 as a wholly owned subsidiary of the Company and consolidated the Athens and BankFirst trust departments. It was capitalized at $1.0 million. BankFirst Trust Company provides a full array of trust services including personal trusts and estates, employee benefit programs and individual retirement accounts. On December 31, 1998, BankFirst Trust Company had approximately $315 million in assets under administration in approximately 500 accounts and also offers a full array of brokerage products, including stocks, bonds, mutual funds, IRAs and annuities. Licensed Bank employees take orders directly from customers and then place the orders through a third party discount brokerage firm. The Company receives a commission for each transaction.

                                   COMPETITION

      The Company and its subsidiaries have substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered the ability to offer attractive rates and the availability of convenient office locations. There is direct competition for deposits from credit unions and commercial banks and other savings institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Company believes that its strategy of relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Company believes this is its most effective method of competing with both the larger regional bank holding companies and with smaller community banks.

                                    EMPLOYEES

      As of December 31, 1998, the Company and its subsidiaries employed 368 full-time equivalent employees. Management believes that its relations with its employees are good. The Company does not have any collective agreement.

                           SUPERVISION AND REGULATION

      The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's activities are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      BankFirst and BankFirst Trust Company are incorporated under the banking laws of the State of Tennessee and, as such, are subject to the applicable provisions of those laws. BankFirst and BankFirst Trust Company are subject to the supervision of the Tennessee Department of Financial Institutions and to regular examination by that department. Athens is incorporated under the National Bank Act, as amended, and is subject to the applicable provisions of that law. Athens is also subject to the supervision of the Office of the Comptroller of the Currency and to regular examination by that agency. Both BankFirst's and Athens' deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"), and they are therefore subject to the provisions of the Federal Deposit Insurance Act and to examination by the Federal Deposit Insurance Corporation.

      The Tennessee Department of Financial Institutions, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (the "Bank Regulatory Authorities") will regulate or monitor virtually all areas of the Banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The federal Bank Regulatory Authorities have established regulatory standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality. The Bank Regulatory Authorities also require the Banks to maintain certain capital ratios. The Banks are required to prepare periodic reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the Bank Regulatory Authorities. The Banks undergo regular on-site examinations by each Bank Regulatory Authority having jurisdiction over them.

ITEM 2. PROPERTIES

                                                            Owned/Leased
BankFirst Locations         Address                         Lease Expiration
-------------------         -------                         ----------------

Lenoir City Branch          391 Highway 321/95 North        Owned
                            Lenoir City, TN 37771

Loudon Branch               406 Grove Street                Owned
                            Loudon, TN 37774

Philadelphia Branch         22730 West Lee Highway          Owned
                            Philadelphia, TN 37846

Tellico Village Branch      302 Village Square              Owned
                            Loudon, TN 37774

Main Office Branch          625 Market Street               Owned
                            Knoxville, TN 37902

Farragut Branch             11140 Kingston Pike             Owned
                            Knoxville, TN 37922

Knoxville Center Branch     3013-A Mall Road N              Leased
                            Knoxville, TN 37924             November 2006

Bearden Branch              4611 Kingston Pike              Owned
                            Knoxville, TN 37919

Halls Branch                7108 Maynardville Hwy           Leased
                            Knoxville TN 37918              May 2015

Cedar Bluff Branch          330 N Cedar Bluff Road          Leased
                            Knoxville, TN 37923             January 2016

Rocky Hill Branch           7709 Northshore Drive           Leased
                            Knoxville, TN 37919             September 2016

Weisgarber Branch           1235 Weisgarber Road            Owned
                            Knoxville, TN 37909

Maryville Branch            710 South Foothills Plaza Drive Owned
                            Maryville, TN 37801

Alcoa Branch                109 Associates Boulevard        Owned
                            Alcoa, TN 37701

Seymour Branch              10232 Chapman Highway           Owned
                            Seymour, TN 37865

                                                            Owned/Leased
                                                            Lease Expiration
BankFirst Locations         Address                         Date
-------------------         -------                         ----------------
Gatlinburg Branch           811 parkway                     Owned
                            Gatlinburg, TN 37738

Dudley Creek Branch         912 E. Parkway                  Owned
                            Gatlinburg, TN 37738

Pigeon Forge Branch         3416 South River Road           Owned
                            Pigeon Forge, TN 37863
                            Adjacent parking lot            Leased December 2040

Sevierville Branch          430 Forks of the River Parkway  Leased
                            Sevierville TN 37862            December 1999

Sevierville Branch          East Main                       Owned
                            Sevierville TN 37862            Under Construction

Dolly Parton Branch         710 Dolly Parton Parkway        Owned
                            Sevierville, TN 37862

Kodak Branch                2950 Winfield Dunn Parkway      Owned
                            Kodak, TN 37764

Governors Crossing          Governors Crossing              Owned
                            Sevierville, Tennessee 37862    Under Construction

Merchants Road Branch       310 Merchants Drive             Owned
                            Knoxville, TN  37912            Under Construction

Jefferson City Branch       263 East Broadway Blvd          Owned
                            Jefferson City, TN 37760

Dandridge Branch            858 S. Hwy 92                   Owned
                            Dandridge, TN 37725

Curtis Mortgage             249 Peters Road                 Leased
                            Knoxville, TN 37939             January 2003

The First National Bank and Trust Company Locations

Main Office                 204 Washington Ave.             Owned
                            Athens, TN  37303

Operations Center           3 South Hill Street             Leased
                            Athens, TN  37303               January 1999

Plaza Branch                1604 Decatur Pike               Leased
                            Athens, TN  37303               November 2003

                                                            Owned/Leased
                                                            Lease Expiration
BankFirst Locations         Address                         Date
-------------------         -------                         ----------------
Etowah Branch               601 Tennessee Ave.              Owned
                            Etowah TN  37331

Riceville Branch            3809 Highway 11                 Owned
                            Riceville, TN  37370

Calhoun Branch              3099 Highway 11                 Owned
                            Calhoun, TN  37309

Englewood Branch            111 S. Niota Road               Leased
                            Englewood, TN  37329            March 2001

Friendly Finance Co., Inc.  620 Decatur Pike                Leased
                            Athens, TN  37303               July 1999

ITEM 3. LEGAL PROCEEDINGS

      The nature of the banking business generates a certain amount of litigation against the Company and its subsidiaries involving matters in the ordinary course of business. None of the legal proceedings currently pending or threatened to which the Company or its subsidiaries is a party or to which any of their properties are subject will have, or have, in the opinion of management, a material effect on the business or financial condition of the Company.

      On November 24, 1997, BankFirst filed a lawsuit in the Chancery Court for Sevier County, Tennessee, (the "Court") against Electronic Communications Corporation ("ECC") and Steve Newland, bearing Case No. 97-11-328, which was later amended to join Paymentech Merchant Services, Inc. ("Paymentech") as a defendant. The lawsuit alleges that Paymentech made unauthorized and unreported deletions from wire transfers to BankFirst in the aggregate amount of $544,393. Paymentech filed a counterclaim and a cross-claim against ECC in the lawsuit, alleging that Paymentech inadvertently overpaid BankFirst the total sum of $3,967,907. On March 18, 1998, the parties reached a partial settlement in which Paymentech agreed to reduce its counterclaim to $544,393 and BankFirst agreed to transfer $3,423,514 to Paymentech which had been retained by BankFirst. BankFirst has filed with the Court a Motion for Partial Summary Judgement in the amount of $521,827. This motion is scheduled to be heard in 1999. Management has established reserves against possible losses in amounts it deems adequate and believes that the possibility of any additional exposure is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since the IPO, the Common Stock has been traded on The NASDAQ National Market System with the symbol BKFR. There were 605 holders of Common Stock of record on March 15, 1999. Prior to such offering, there had been no established public trading market for the Common Stock.

The high and low sales prices of the Company's Common Stock in the fourth quarter of 1998 were $11.875 and $8.125.

The Company had paid no cash dividends on its Common Stock since the initial public offering and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      Information on the use of proceeds from the Company's IPO was previously disclosed in Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-57147), the effective date of which was August 24, 1998. In the IPO J. C. Bradford & Co. and Morgan Keegan & Co., Inc. were the managing underwriters and the class of securities registered were shares of Common Stock, $2.50 par value per share. The Company registered and sold 1,270,000 shares of Common Stock, with aggregate proceeds to the Company amounting to $15,240,000. In connection with the issuance and distribution of the shares of Common Stock in the IPO, the amount of expenses incurred was $1,226,450 for the underwriters' discount and $475,000 for other expenses, such that total expenses for the issuance of the shares of Common Stock were $1,701,450. After deducting total expenses, the net offering proceeds to the Company were approximately $13.5 million. These net proceeds were added to the general funds of the Company and used for general corporate purposes. The Company intends to use the funds it retains to support future expansion of operations or diversification into other banking-related businesses and for other business or investment purposes, although the Company has yet to identify any specific acquisition, expansion, diversification or investment opportunity. A portion of the net proceeds may be transferred to the subsidiaries of the Company and used for their general corporate purposes, including, the origination of loans, funding the construction and/or the acquisition costs of establishing new branch locations, enhancing the subsidiaries of the Company's liquidity ratios and enhancing future access to capital markets. It is expected that until needed for other purposes, all or part of the net proceeds retained by the Company will be invested through the investment program of the Company or used to reduce borrowing from other financial institutions and the Federal Home Loan Bank of Cincinnati.

                                                                     For the years ended December 31,
         (Dollars in thousands)                  1998             1997             1996             1995            1994
----------------------------------------------------------------------------------------------------------------------------
         Summary of operations
Interest income - tax equivalent .........   $     56,745     $     51,893     $     47,311     $     42,677    $     34,317
Interest expense .........................         24,927           22,652           21,238           19,082          13,537
                                             -------------------------------------------------------------------------------
   Net interest income ...................         31,818           29,241           26,073           23,595          20,780
Tax equivalent adjustment (1) ............           (830)            (606)            (613)            (558)           (600)
                                             -------------------------------------------------------------------------------
  Net interest income ....................         30,988           28,635           25,460           23,037          20,180
Provision for credit losses
                                                   (1,706)          (2,935)            (667)            (553)           (703)
Noninterest income .......................          9,303            5,657            5,243            4,369           4,382
Noninterest expenses .....................        (28,218)         (21,323)         (20,799)         (19,157)        (17,203)
                                             -------------------------------------------------------------------------------

Income before income taxes ...............         10,367           10,034            9,237            7,696           6,656
Income tax expense .......................          3,558            3,406            3,188            2,517           1,727
                                             -------------------------------------------------------------------------------
Net income ...............................   $      6,809     $      6,628     $      6,049     $      5,179    $      4,929
                                             ===============================================================================

Basic earnings per share .................   $       0.64     $       0.66     $       0.63     $       0.63    $       0.66
Diluted earnings per share ...............           0.59             0.61             0.59             0.59            0.61
Dividends per common share ...............           0.01             0.12             0.09             0.14            0.15

Cash dividends declared - common .........   $        115     $      1,214     $        876     $      1,152    $      1,133
Cash dividends declared - preferred ......            146              161              162               74              73
Average common shares outstanding ........     10,446,779        9,876,735        9,347,725        8,098,170       7,346,505

Average preferred shares outstanding
 "if converted" (2) ......................        635,516          685,830          696,415          397,610         396,009
Book value per common share (3) ..........           7.48             5.82             5.49             5.20            4.57

     Selected year-end balances
Total assets .............................   $    748,301     $    650,717     $    595,284     $    545,718    $    480,687
Earning assets ...........................        677,397          604,031          559,927          504,430         444,866
Total Securities .........................        127,862          127,736          134,781          135,127         121,390
Loans - net of unearned income ...........        508,552          464,572          412,793          350,652         306,905
Mortgage loans held for sale .............         25,642              395             --               --              --
Allowance for credit losses ..............          6,602            6,098            4,723            4,690           4,526
Total deposits ...........................        617,966          549,769          516,339          480,346         430,407
Repurchase agreements and other ..........         36,374           18,261            5,966            7,632           1,363
borrowed funds
Long-term debt ...........................          1,884           12,121           12,154            8,407           8,416
Stockholders' equity .....................         82,841           61,432           55,215           44,222          35,399

     Selected average balances
Total assets .............................   $    703,826     $    621,719     $    566,616     $    527,495    $    467,616
Earning assets ...........................        642,233          577,178          528,179          488,834         419,005
Total Securities .........................        128,833          128,796          136,600          135,509         121,352
Loans - net of unearned income ...........        487,490          442,098          379,930          339,989         282,812
Mortgage loans held for sale .............         14,179              198             --               --              --
Allowance for credit losses ..............          6,613            4,796            4,802            4,541           4,384
Total deposits ...........................        586,049          529,820          492,435          468,068         416,426
Stockholders' equity .....................         69,099           57,082           49,176           39,992          32,520

  Ratio based on average balances
Loans to deposits (4) ....................          83.18%           83.44%          77.15%            72.64%          67.91%
Allowance to year end loans ..............           1.30             1.31            1.14              1.34            1.47
Equity to assets .........................           9.82             9.18            8.68              7.58            6.95
Leverage capital ratio ...................          10.71             9.73            9.60              7.80            7.77
Return on assets .........................           0.97             1.07            1.07              0.98            1.05
Return on equity .........................           9.85            11.61           12.30             12.95           15.16
Dividends payout ratio (5) ...............           1.71            18.77           14.88             22.56           23.33

(1) Tax equivalent basis was calculated using 38% for1998 and 34% for all other periods presented.
(2) Additional indicates number of common shares outstanding if converted at a 3.0875-to-1 ratio.
(3) Total equity divided by sum : a) average common shares outstanding, and b) average preferred shares at 3.0875-to-1 ratio.
(4)   Mortgage loans held for sale are not included in this calculation.
(5) Dividends declared on common shares divided by net income available to common shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The consolidated financial information discussed herein primarily identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein.

      This discussion includes various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for credit losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

      In addition to factors disclosed by the Company elsewhere in this discussion, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; clients' acceptance of the Company's products and services; Year 2000 issues experienced by the Company or by governmental or private entities; and the extent and timing of legislative and regulatory actions and reforms.

                                    Overview

      The Company is a community banking organization, headquartered in Knoxville, Tennessee, which generates loans and deposits through its 32 offices throughout East Tennessee. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, mortgage servicing, consumer lending, construction lending and other financial services, including trust operations, credit card services and brokerage services.

      In January 1998, BankFirst purchased Curtis Mortgage Co. for $7.5 million as an opportunity to increase mortgage originations, and as an opportunity to diversify revenues through loan servicing. Curtis Mortgage is a 55-year-old mortgage company that originates and purchases mortgage loans for sale and servicing. This transaction was accounted for as a purchase, and accordingly, is not reflected in the historical financial statements of the Company for periods prior to that time. At the date of purchase Curtis Mortgage's loan servicing portfolio was $451 million. During 1998, Curtis Mortgage purchased and originated $225.1 million of loans, had payoffs and repayments of $127.6 million, and at year-end 1998, the servicing portfolio was $542 million.

      On July 2, 1998, the Company acquired First Franklin Bancshares, Inc. ("First Franklin") in a statutory merger accounted for as a pooling of interests, and subsequently effected a five for one stock split. Shareholders of First Franklin received 22.05 shares of Company common stock for each share of First Franklin common stock, giving effect to the subsequent five for one stock split. As a consequence of the merger, The First National Bank and Trust Company, the subsidiary of First Franklin Bancshares, Inc. of Athens, Tennessee, became a separate subsidiary of the Company, adding risk diversification and trust expertise to the combined entity.

      On August 27, 1998, BankFirst Corporation completed its initial public offering and began trading its common shares on The Nasdaq Stock Market's National Market under the symbol "BKFR". In September 1998 the Company received net proceeds of $13.5 million from its offering of 1,600,000 shares. The Company sold 1,200,000 shares while the selling shareholders sold the remaining 400,000 shares. The Company later sold 70,000 shares in the over-allotment.

      On December 21, 1998, the Company consolidated the trust departments of the two banks into BankFirst Trust Company, a wholly owned subsidiary of the Corporation, with an initial capitalization of $1.0 million. On December 31, 1998, BankFirst Trust Company had approximately $315 million in assets under administration in approximately 500 accounts.

      Total assets grew 15.0% from $650.7 million at year-end 1997 to $748.3 million at year-end 1998, a $97.6 million increase. The primary changes in assets included a $25.2 million increase in loans held for sale, a $43.5 million increase in net loans, $7.4 million of mortgage servicing assets, and other intangible assets which were attributable to the purchase of Curtis Mortgage.

      Total liabilities grew from $589.3 million at year-end 1997 to $665.5 million at December 31, 1998, an increase of $76.2 million. Of this growth, deposits accounted for $68.2 million, federal funds purchased were $2.2 million, and repurchase agreements accounted for $5.9 million.

      From year-end 1997 to December 31, 1998, equity grew $21.4 million, due primarily to the initial public offering and earnings of $6.8 million.

                             Results of Operations

      Net income increased $181,000, or 2.7%, to $6.8 million for the year ended December 31, 1998, from $6.6 million for 1997. The increase in net income was primarily due to increases in net interest income, noninterest income, and a reduction in the provision for loan losses. Noninterest expense grew due to increases in salaries and benefits resulting from both internal and external growth, merger costs, costs associated with the integration of Curtis Mortgage, the opening of three branches, computer system conversion costs and Year 2000 costs.

      Earnings per share have been restated to reflect the business combination accounted for as a pooling of interests with First Franklin Bancshares, Inc. Basic earnings per share for 1998 were $.64 compared to $.66 for 1997. Diluted earnings per share decreased from $.61 in 1997 to $.59 in 1998.

      Return on average assets decreased from 1.07% in 1997 to $.97 in 1998. Return on average equity decreased from 11.61% in 1997 to 9.85% in 1998.

                               Net Interest Income

      Even though fully tax equivalent net interest income increased $2.5 million, or 8.8%, from 1997 to 1998, net interest margin decreased during the period, from 5.07% in 1997, to 4.95% in 1998. The increase in net interest income, and decrease in net interest margin, is primarily attributable to an increase in loan volume at lower yields. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the change due to rate.

                              Volume/Rate Analysis

                                               1998 change from 1997 due to    1997 change from 1996 due to
                                               ------------------------------------------------------------
           (Dollars in thousands)              Volume      Rate      Total      Volume      Rate      Total
                                               ------------------------------------------------------------
Interest  income
 Loans ....................................   $ 5,840    $  (874)   $ 4,966    $ 6,281    $  (989)   $ 5,292
 Securities
   Taxable ................................    (1,001)      (243)    (1,244)      (515)        85       (430)
    Tax-exempt ............................     1,168       (327)       841         (1)       (17)       (18)
       Total securities interest ..........       167       (570)      (403)      (516)        68       (448)
  Interest-bearing deposits with other bank       202       (121)        81        (33)       (13)       (46)
  Federal funds sold ......................       274       (155)       119       (194)       (22)      (216)
                                              --------------------------------------------------------------

        Total interest income .............     6,483     (1,720)     4,763      5,538       (956)     4,582

Interest expense
  Interest-bearing demand deposits ........       392       (425)       (33)       596       (774)      (178)
  Saving deposits .........................      (166)       207         41        (34)       (39)       (73)
  Time deposits ...........................     1,482        126      1,608        902        356      1,258
  Repurchase agreements ...................       670        (48)       622         85          6         91
  Other borrowings ........................        99        482        581        141         19        160
  Long-term borrowings ....................      (282)      (262)      (544)       251        (95)       156
                                              --------------------------------------------------------------
          Total interest expense ..........     2,195         80      2,275      1,941       (527)     1,414
                                              --------------------------------------------------------------

          Net interest income .............   $ 4,288    $(1,800)   $ 2,488    $ 3,597    $  (429)   $ 3,168
                                              ==============================================================

      Average earning assets increased from $577 million to $642 million, or 11.3%, from 1997 to 1998. Loan growth, which was 13.4% in 1998, was the primary cause of the overall growth in earning assets. Management has been able to achieve this growth in loans because of long term relationships developed by current management while at other financial institutions and most recently, as a result of strong economic conditions in the Banks' primary markets.

      During 1997, average loans represented 76.6% of average earning assets. During 1998 this ratio increased to 78.11% while loan yields decreased from 9.70% in 1997 to 9.54% in 1998. Yields on securities also fell from 6.66% in 1997 to 6.35% in 1998. The decrease in loan and security yields was consistent with general market rate decreases, and shortening of overall maturities in the portfolio.

      Most of the Company's asset growth has continued to be funded with deposits, the least costly source of funding. Average interest-bearing deposits grew 7.3% from 1997 to 1998, almost keeping pace with the growth in earning assets. The average rate paid on interest bearing deposits rose from 4.69% in 1997 to 4.71% in 1998. The Company is generally asset driven, managing funding to support assets gathered.

      The portion of earning assets funded by non-interest bearing deposits, other liabilities and equity has increased from 24.9% in 1997 to 28.2% in 1998. These sources of funding do not carry an interest cost, and thus the amount of interest earning assets supported by non interest-bearing liabilities has increased. This factor does not impact net interest spread, but has a positive impact on net interest margin.

      The increase in deposits plus non-interest bearing sources of funding has been lower than the growth in earning assets. As a result, borrowed funds have increased from 4.9% of average earning assets in 1997 to 6.3% in 1998. These funds are more costly than deposits and their increase relative to total funding has put some downward pressure on net interest margin and spread.

                   Average Balance Sheets and Interest Rates

                                                                          Years ended December 31,
    (Dollars in thousands)                             1998                        1997                          1996
----------------------------------------------------------------------------------------------------------------------------------
                                        Average                Average  Average             Average  Average               Average
                                        Balance      Interest    Rate   Balance   Interest   Rate    Balance   Interest     Rate
                                       -------------------------------------------------------------------------------------------
ASSETS
Interest earnings assets
  Securities
    Taxable ........................   $  88,941     $ 5,539     6.23%  $105,180   $ 6,783    6.45% $113,420   $ 7,213      6.36%
    Tax-exempt (1) .................      37,456       2,669     7.13     23,328     1,795    7.69    23,336     1,813      7.77
    Unrealized gain o A.F.S ........       2,436                             288                        (156)
                                       ---------     -------     ----   --------   -------    ----  --------   -------      ----
       Total securities ............     128,833       8,208     6.35    128,796     8,578    6.66   136,600     9,026      6.61
  Loans (2) ........................     501,669      47,846     9.54    442,296    42,880    9.70   379,930    37,589      9.89

  Interest bearing deposits
    with other banks ...............       2,524          96     3.80        236        15    6.36     1,180        61      5.17

  Federal funds sold and other .....       9,207         595     6.46      5,850       419    7.16    10,469       635      6.07
                                       ---------     -------     ----   --------   -------    ----  --------   -------      ----
  Total earnings assets ............     642,233      56,745     8.83    577,178    51,892    8.99   528,179    47,311      8.96

Noninterest earning assets
  Allowance for loans losses .......      (6,613)                         (4,796)                     (4,802)
  Premises and equipment ...........      23,022                          19,769                      16,961
  Cash and due from banks ..........      25,545                          20,876                      17,942
  Accrued interest and other
    assets .........................      19,639                           8,692                       8,336
                                       ---------                        --------                    --------
  Total assets .....................   $ 703,826                        $621,719                    $566,616
                                       =========                        ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Deposits
    Interest-bearing demand ........   $ 152,645     $ 4,974     3.26%  $141,941   $ 5,007    3.53% $128,048   $ 5,185      4.05%
       deposits
    Savings deposits ...............      32,430       1,075     3.31     36,803     1,034    2.81    37,855     1,107      2.92
    Time deposits ..................     297,210      16,685     5.61    270,782    15,063    5.56   254,448    13,805      5.43
                                       ---------     -------     ----   --------   -------    ----  --------   -------      ----
       Total interest-bearing
          deposits .................     482,285      22,734     4.71    449,526    21,104    4.69   420,351    20,097      4.78
  Borrowed funds
    Repurchase agreements ..........      22,682       1,060     4.67      9,110       438    4.81     7,346       347      4.72
    Other borrowings ...............       8,634         490     5.68      7,173       414    5.77     4,710       254      5.39
    Long-term borrowings ...........       8,826         643     7.29     12,214       696    5.70     8,544       540      6.32
                                       ---------     -------     ----   --------   -------    ----  --------   -------      ----
       Total borrowed funds ........      40,142       2,193     5.46     28,497     1,548    5.43    20,600     1,141      5.54
                                       ---------     -------     ----   --------   -------    ----  --------   -------      ----
  Total interest-bearing
    liabilities ....................     522,427     $24,927     4.77    478,023    22,652    4.74   440,951    21,238      4.82

Noninterest-bearing
  liabilities
  Noninterest-bearing demand
    deposit ........................     103,764                          80,294                      72,084
  Other liabilities ................       8,536                           6,320                       4,405
  Stockholders' equity .............      69,099                          57,082                      49,176
                                       ---------                        --------                    --------

Total liabilities and
  stockholders' equity .............   $ 703,826                        $621,719                    $566,616
                                       =========                        ========                    ========

Interest margin recap
  Net interest income and
  interest rate spread .............                 $31,818     4.06%             $29,240    4.25%            $26,073      4.14%
                                                     =======                       =======                     =======

  Net interest income margin .......                             4.95%                        5.07%                         4.94%

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal federal income tax rate of 38% for 1998 and 34% for 1997 and 1996. Tax equivalent adjustment was $830 for 1998, $606 for 1997, and $613 for 1996.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income. Loan fees were $1,403 for 1998, $1,113 for 1997, and $1,327 for 1996.

                           Provision for Credit Losses

      The provision for credit losses was $1.7 million in 1998 compared to $2.9 million in 1997. The Company experienced net charge-offs of $1.2 million in 1998, resulting in a ratio of net charge-offs to average loans of 0.25%. This compares to net charge-offs in 1997 of $1.6 million, resulting in a ratio of net charge-offs to average loans of 0.35%. The decrease in the provision in 1998 vs. 1997 is reflective of the decline in charge-offs and nonperforming loans during the year. Provisions in 1999 are expected to be similar to 1998. Factors which gave rise to the 1997 provision included a 36.6% increase in commercial loans during the year and a 146.1% increase in net charge-offs during the year which increased historical loss factors applied to the portfolio. The Company charges off any loan or portion of a loan, when management determines that a loss is imminent irrespective of its due date. All loans recommended for charge off be reviewed by the Senior Loan Officer and approved by the President before final approval by the Board of Directors of the Banks. Prior years' accrued interest is charged off and current years' accrued interest is reversed against income.

                     Analysis of Allowance for Credit Losses


                                                               As of December 31,
      (Dollars in thousands)              1998          1997          1996          1995           1994
---------------------------------------------------------------------------------------------------------
Balance at beginning of year ........   $   6,098     $   4,723     $   4,690     $   4,526     $   4,054

Loans charged off
  Commercial, financial, and
     agricultural....................        (353)       (1,079)         (182)         (203)         (234)
  Commercial real estate ............        (115)         (161)           (6)         --            --
  Real Estate-construction ..........        --            --            --            --             (45)
  Real Estate-residential ...........        (310)          (76)          (55)          (44)           (1)
  Installment .......................        (727)         (503)         (661)         (454)         (291)
  Lease financing ...................         (19)          (14)         --            --            --
                                        -----------------------------------------------------------------
         Total charge-offs...........      (1,524)       (1,833)         (904)         (701)         (571)
                                        -----------------------------------------------------------------

Charge-offs recovered
  Commercial, financial, and
     agricultural ...................          41            41            53           146           149
  Commercial real estate ............           1             2          --            --               7
  Real estate-construction ..........        --              33            12          --            --
  Real estate-residential ...........          60            39            21            13            42
  Installment .......................         217           158           184           153           141
  Lease financing ...................           3          --            --            --            --
                                        -----------------------------------------------------------------
         Total recoveries ...........         322           273           270           312           339

Net loans charged off ...............      (1,202)       (1,560)         (634)         (389)         (232)
Current year provision ..............       1,706         2,935           667           553           704
                                        -----------------------------------------------------------------

Balance at end of year ..............   $   6,602     $   6,098     $   4,723     $   4,690     $   4,526
                                        =================================================================
Loans, net at year end ..............   $ 508,552     $ 464,967     $ 412,793     $ 350,652     $ 306,905

Ratio of allowance to
  loans at year end .................        1.30%         1.31%         1.14%         1.34%         1.47%

Average loans .......................   $ 487,490     $ 442,296     $ 379,930     $ 339,989     $ 282,812

Ratio of net loans charged off to
average loans .......................        0.25%         0.35%         0.17%         0.11%         0.08%

      A banking company's credit risk profile is generally reflected in the level and types of loans held, since loans are usually the highest risk assets owned. Even though the majority of the Company's loans are commercial, which is typically the highest risk loan type, management believes that two factors mitigate the credit risk in this portfolio. First, 70.6% of commercial loans are secured primarily by income-producing real estate, and secondly, BankFirst's early growth was generated through seasoned loan relationships. The Company's relatively low levels of charge-offs and non-performing loans reflect the effect of these mitigating factors. Nonperforming loans at December 31, 1998, were $2.5 million as compared to $2.8 million at year-end 1997. Nonperforming loans, as a percent of loans was 0.49% at year-end 1998 and 0.61% at December 31, 1997. Nonaccrual loans amounted to $537,000 of the nonperforming total in 1998 and $1.1 million in 1997. The decline is attributable to the foreclosure of one credit during 1998. A loan is reviewed at least when it becomes 90 days delinquent for placement on a nonaccrual status. If the prospects for collection are good and the collateral is adequate to cover both principal and interest, then the loan can continue to accrue interest. When any loan becomes 180 days delinquent it is placed on nonaccrual. Accrued interest for the current year is reversed immediately against interest income and prior year's interest is charged off.

                             Non-Performing Assets

                                                        as of December 31,
         (Dollars in thousands)            1998      1997      1996      1995      1994
----------------------------------------------------------------------------------------
Principal balance
  Nonaccrual ..........................   $  537    $1,141    $  900    $  581    $  871
  90 days or more past due and still
     accruing .........................    1,971     1,705     1,518       461       264
                                          ----------------------------------------------

        Total nonperforming loans .....   $2,508    $2,846    $2,418    $1,042    $1,135
                                          ==============================================

Nonperforming as a percent of loans ...     0.49%     0.61%     0.59%     0.30%     0.37%

Other real estate owned ...............   $1,290    $  878    $  309    $  770    $  317

OREO as a percent of loans ............     0.25%     0.19%     0.07%     0.22%     0.10%

Allowance as a percent of
  nonperforming loans .................   263.24%   214.27%   195.33%   450.10%   398.77%

      Future provisions for credit losses will be dependent on loan growth, loan mix, portfolio credit risk and actual losses incurred. Management has determined that a total allowance of $6.6 million, or 1.30% of total loans exclusive of loans held for sale for 1998, is adequate for credit losses inherent in the total portfolio.

                              Allowance Allocation

                                                    at December 31,
        (Dollars in thousands)         1998     1997     1996     1995     1994
--------------------------------------------------------------------------------
Commercial, financial, ............   $1,312   $1,231   $  801   $  714   $  617
  and agricultural
Commercial real estate ............    2,442    1,874    1,366    1,263    1,187
Real Estate-construction ..........      268      244      338      276      273
Real Estate-residential ...........      821      839    1,126    1,227    1,063
Installment .......................      600      986      666      709      764
Unallocated .......................    1,159      924      426      501      622
                                      ------------------------------------------
Total .............................   $6,602   $6,098   $4,723   $4,690   $4,526
                                      ==========================================

                               Noninterest Income

      Noninterest income increased 63.2% from $5.7 million in 1997 to $9.3 million in 1998, primarily attributable to mortgage banking activities. Service charges on deposit-related products generated $4.3 million for the year, an increase of $446,000 over the previous year. Trust income increased from $704,000 in 1997 to $903,000 in 1998 as the trust assets under management increased during the year. Loan servicing income increased $2.4 million in 1998 which was primarily attributable to Curtis Mortgage's mortgage banking activities. Net gain (loss) on sale of residential mortgage loans increased from $226,000 in 1997 to $1.0 million in 1998 also as a result of mortgage banking activities. Securities gains were $124,000 in 1998 and $309,000 in 1997.

                               Noninterest Income

                                             % change          % change
   (Dollars in thousands)            1998    from `97    1997  from `96   1996
--------------------------------------------------------------------------------
Noninterest Income
Deposit service charges and fees   $ 4,257    11.70%   $ 3,811   0.40%  $ 3,796
Trust department income ........       903    28.27        704  13.55       620
Loan servicing income, net of
amortization ...................     2,402       NM         --     NM        --
Other ..........................       605     (.33)       607  (0.98)      613
                                   --------------------------------------------
                                     8,167    59.45      5,122   1.85     5,029

Realized gain on sale of loans .     1,012   347.79        226  (3.42)      234
Security gains/(losses) ........       124   (59.87)       309  1,645       (20)
                                   --------------------------------------------

Total Noninterest income .......   $ 9,303    64.45%   $ 5,657   7.90%  $ 5,243
                                   ============================================

                               Noninterest Expense

Noninterest expense increased $6.9 million, or 32.3%, to $28.2 million in 1998 from $21.3 million in 1997. The primary component of noninterest expense is salaries and benefits, which increased $3.9 million, or 35.5%, to $15.0 million in 1998 from $11.1 million in 1997. The increase in salaries and benefits is primarily attributable to the expenses of newly acquired Curtis Mortgage and the overall growth of the Company. Occupancy expense increased $775,000, or 45.2%, to $2.5 million in 1998 from $1.7 million in 1997. Office expenses rose 107.2% to $1.6 million in 1998 from $775,000 in 1997. These increases are primarily attributable to the addition of three new branches, year 2000 expenditures, and computer conversion costs. The Company's efficiency ratio in 1998 was 68.6%, compared to 61.1% in 1997.

                              Noninterest Expense

                                             % change          % change
   (Dollars in thousands)            1998    from `97    1997  from `96   1996
--------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefit      $15,054    35.50%   $11,110   5.42%  $10,539
Occupancy expenses ..........        2,491    45.16      1,716 (19.40)    2,129
Equipment expenses ..........        2,285    (9.93)     2,537   6.51     2,382
Office Expenses .............        1,606   107.23        775 108.90       371
Data processing expenses ....        1,364     8.86      1,253  39.69       897
Advertising .................          411   (26.34)       558  (2.79)      574
Other .......................        5,007    48.40      3,374  (7.18)    3,907
                                   --------------------------------------------

Total noninterest expense ...      $28,218    32.34%   $21,323   2.52%  $20,799
                                   ============================================

                           Provision for Income Taxes

      The total provision for income taxes equaled $3.6 million for 1998, reflecting an increase of $152,000 when compared to $3.4 million for 1997. The increase in 1998 was due to a higher level of pre-tax income. The effective tax rate was 34.3% in 1998 and 33.9% in 1997.

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

      The Company's net interest spread and net interest margin were 4.25% and 5.07%, respectively, in 1997 as compared to 4.14% and 4.94% in 1996. The increase in the net interest spread and the net interest margin was primarily the result of the growth in the volume of loans, which are traditionally higher yielding assets than investment securities, as a percentage of average earning assets.

      The provision for credit losses was $2.9 million in 1997 compared to $667,000 in 1996. The increase in the provision was attributable to additional reserves established for the risks associated with the commercial real estate loan portfolio acquired in the merger with Smoky Mountain in December 31, 1996 and the increase in 1997 charge-offs. The Company experienced net charge-offs of $1.6 million in 1997, resulting in a ratio of net charge-offs to average loans of 0.35%, verses net charge-offs of $634,000 in 1996.

      Noninterest income increased $414,000, or 7.89%, to $5.7 million in 1997 from $5.2 million in 1996, primarily as a result of security gains of $309,000.

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

      Net income increased $579,000 or 9.6%, to $6.6 million in 1997 from $6.0 million in 1996. The increase in net income was due primarily to an increase in net interest income, and was reduced by the impact of increased loan loss provisions. Return on average assets during 1997 and 1996 was 1.07%, and return on average equity was 11.61% for 1997 compared to 12.30% for 1996.

                             Investment Securities

      BankFirst and The First National Bank and Trust Company, subsidiaries of the Company, use their securities portfolios primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. Generation of income from securities is not a primary focus of the Banks. Total securities were $127.9 million at year-end 1998, which is slightly higher than the $127.7 million balance in 1997. The Banks' policy guidelines are designed to minimize credit, market, and liquidity risk, and securities generally must be "investment grade" or higher to be purchased. All securities are classified as "available for sale" to provide flexibility for asset liability management. Approximately 60.12% of year-end 1998 securities were pledged for public deposits and repurchase agreements. Other than commitments to originate or sell mortgage loans, the Banks do not invest in off-balance sheet derivative financial instruments, such as interest rate swaps.

                                   Securities
                                                 as of December 31,
           (Dollars in thousands)           1998       1997       1996
       -----------------------------------------------------------------
       Available for sale
       U.S. Government & Agencies .....   $ 71,504   $ 77,969   $ 91,520
       State and municipal ............     39,008     38,999     22,971
       Mortgage-backed and asset-backed     17,350     10,768     20,290
                                          ------------------------------

       Total available for sale .......   $127,862   $127,736   $134,781
                                          ==============================

                          Securities Maturity Schedule


(Dollars in thousands)            1 Year and Less     1 to 5 Years     5 to 10 Years     Over 10 Years        Total
-------------------------------------------------------------------------------------------------------------------------
                                 Balance    Rate    Balance   Rate    Balance    Rate    Balance   Rate   Balance    Rate
                                 -------    ----    -------   ----    -------    ----    -------   ----   -------    ----
Available for sale
U.S. Government & Agencies..     $13,562    6.13%   $39,132    6.08%  $ 18,810   6.61%   $  --     0.00%  $71,504    6.00%
State and municipal.........       2,688     5.04     6,941    5.16    18,361     4.99    11,018   5.80   39,008     5.63
Mortgage-backed and
  asset-backed .............                                                                              17,350     5.63
                                 -------            -------           -------            -------         --------    ----

Total available for sale ...     $16,250            $46,073           $37,171            $11,018         $127,862    5.84%
                                 =======            =======           =======            =======         ========    ====

                                      Loans

      Total loans, exclusive of loans held for sale, were $508.6 million at year-end 1998, and $464.6 million at year-end 1997. Loan growth was $43.6 million, or 9.4%, during 1998, and $52.2 million, or 12.6%, during 1997. Management was able to achieve growth from 1994 through 1997 because of long term relationships developed by current management while at other financial institutions. Loans in all categories continued to grow during 1998 primarily as a result of strong economic conditions in the Banks' primary markets, with commercial lending experiencing the largest growth. Management expects loan growth in 1999 to continue at a rate comparable to 1998. Commercial lending will continue to be the primary focus, although management will work to generate additional consumer loans, as well as additional residential mortgage loans through Curtis Mortgage. Mortgage loans held for sale increased to $25.6 million in 1998 due to the acquisition of Curtis Mortgage and an increase in originations. Included in loans held for sale at December 31, 1998 were $20.3 million of loans either committed and not delivered or delivered but not settled.

      Lending activities are under the direct supervision of the Boards of Directors and senior management of the Banks. The Banks operate under loan policies that state, among other things, guidelines for underwriting, credit criteria, loan composition, concentrations and administration.

                               Loans Outstanding

                                                    at December 31,
  (Dollars in thousands)       1998        1997          1996         1995        1994
------------------------------------------------------------------------------------------
Commercial, financing and
agricultural ............   $  87,793    $  95,143    $  69,614    $  53,430    $  57,680
Commercial real estate ..     211,114      164,102      155,389      116,372      103,312
Real estate-construction       36,779       24,977       26,379       22,021       19,431
Real estate-residential .     115,115      119,748      110,636      108,276       81,472
Installment .............      57,497       59,947       50,277       50,569       45,093
Other ...................       1,614        2,623        2,035        1,754        1,918
                            -------------------------------------------------------------

  Total loans ...........     509,912      466,540      414,330      352,422      308,906
Unearned income .........      (1,360)      (1,968)      (1,537)      (1,770)      (2,001)
                            -------------------------------------------------------------

     Total loans, net ...   $ 508,552    $ 464,572    $ 412,793    $ 350,652    $ 306,905
                            =============================================================

                      Composition of loan portfolio by type
                                                    at December 31,
                                1998        1997          1996         1995        1994
                            -------------------------------------------------------------
Commercial, financial, and
agricultural .............      17.22%       20.39%       16.80%       15.16%       18.67%
Commercial real estate ...      41.40        35.17        37.50        33.02        33.44
Real Estate-construction .       7.21         5.35         6.37         6.25         6.29
Real Estate-residential ..      22.58        25.67        26.70        30.72        26.37
Installment ..............      11.28        12.85        12.13        14.35        14.60
Other ....................       0.31         0.57         0.50         0.50         0.63

                            -------------------------------------------------------------
Total ....................     100.00%      100.00%      100.00%      100.00%      100.00%
                            =============================================================

                             Deposits and Borrowings

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

      Total deposits grew at a rate of 12.4% during 1998 and 6.5% during 1997, resulting from an increase in deposit taking branch locations and effective marketing strategies. Despite the increase in deposit growth, loan growth, including loans held for sale, outpaced the growth of deposit sources, resulting in an increase in the loan to deposit ratio to 86.4% at year-end 1998, from 84.6% at year-end 1997. To supply the needed liquidity, the Company increased its repurchase agreements from $16.3 million in 1997 to $22.2 million in 1998. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has utilized the Federal Home Loan Bank of Cincinnati ("FHLB") as a borrowing source. FHLB borrowings were $11.9 million at year-end 1998 and $12.1 million at year-end 1997. The FHLB will continue to be a source for funding loan growth in the future, as the Company intends to draw additional borrowings to fund loan growth.

                               Deposit Information

                                                      at December 31,
   (Dollars in thousands)                   1998           1997           1996
--------------------------------------------------------------------------------
Noninterest bearing ...............       $117,823       $ 92,749       $ 74,161
Interest bearing demand ...........        159,890        150,761        139,152
Saving deposits ...................         33,862         37,270         36,576
Time ..............................        306,391        268,989        266,450
                                          --------------------------------------
Total deposits ....................       $617,966       $549,769       $516,339
                                          ======================================

                        Maturity Ranges of Time Deposits
                With Balances of $100,000 or More at December 31,

   (Dollars in thousands)             1998           1997           1996
--------------------------------------------------------------------------
3 months or less ............        $23,642        $25,686        $28,578
3 through 6 months ..........         22,623         14,324         11,182
6 through 12 months .........         24,231         21,167         19,619
Over 12 months ..............         10,906         17,083         10,089
                                     -------------------------------------
                                     $81,402        $78,260        $69,468
                                     =====================================

      In general, large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding from liquidity planning purposes than core deposits. However, the Company does not believe that its deposits of this type are materially more sensitive to interest rate changes than its other certificates of deposits because such certificates are principally held by long-term customers located in the Banks' market areas. Certificates of deposit of this type rose $3.1 million from year-end 1997 to December 31, 1998. This compares to a $8.8 million increase in the previous year.

                          Equity and Capital Resources

      The Company was "well capitalized" for regulatory purposes during 1998 and 1997. Please refer to Note 12, "Capital Requirements and Restrictions on Retained Earnings", in the Financial Statements. The Company has issued stock upon the exercise of stock options, conversion of preferred stock to common stock, and in connection with a five for four common stock split in 1997 and five for one split in 1998. In September 1998 the Company received net proceeds from its initial public offering. The increase in capital from the offering will be utilized to support future growth. The cash dividends on common stock reflected in the Company's 1997 and 1996 Financial Statements, was paid by First Franklin prior to the merger. The Company does not intend to pay cash dividends on common stock in the foreseeable future. The Company's current strategy is to support equity growth by retaining net profits rather than paying cash dividends on common stock.

      Items that represent common stock equivalents include 181,050 shares of 5% preferred stock, $5.00 par value per share (the "Preferred Stock"), and 977,185 common stock options outstanding at year-end 1998. Each share of the Preferred Stock is convertible into 3.0875 shares of common stock, adjustable for stock splits and future recapitalizations. There are 1,000,000 authorized shares of Preferred Stock; however, management currently has no plans to issue additional shares. There are 1,947,285 additional common shares available for grant under the stock option plan. The Company plans to continue granting stock options to selected officers, directors and other key employees.

                            Interest Rate Sensitivity

      A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk assumed by the Company. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year

                    Liquidity and Interest Rate Sensitivity

                                                                  at December 31, 1998
         (Dollars in thousands)              1-90 Days    91-365 Days   1-5 Years   Over 5 Years     Total
------------------------------------------------------------------------------------------------------------
Interest earning assets
  Loans, net .............................   $ 197,741     $  94,574    $ 175,289     $  66,590    $ 534,194
  Securities available for sale
    Taxable ..............................       2,965        10,700       42,217        36,251       92,133
    Tax-exempt ...........................         545         1,542        4,529        29,113       35,729
                                             ---------------------------------------------------------------
       Total securities ..................       3,510        12,242       46,746        65,364      127,862

  Federal funds sold and other ...........       8,926         2,600          500         3,315       15,341
                                             ---------------------------------------------------------------
Total interest earning assets ............   $ 210,177     $ 109,416    $ 222,535     $ 135,269    $ 677,397
                                             ===============================================================

Interest bearing liabilities
  Interest-bearing demand deposits .......   $ 152,789     $    --      $    --       $    --      $ 152,789
  Savings deposits .......................      40,964          --           --            --         40,964
  Time Deposits ..........................      58,853       156,540       86,455         4,543      306,391
  Repurchase agreements and other borrowed
    funds ................................      35,874           500         --            --         36,374
  Long-term borrowings ...................          27            81          499         1,277        1,884
                                             ---------------------------------------------------------------
Total interest bearing liabilities .......   $ 288,507     $ 157,121    $  86,954     $   5,820    $ 538,402
                                             ===============================================================

Rate sensitive gap .......................     (78,330)      (47,705)     135,581       129,449      138,995
Rate sensitive cumulative gap ............     (78,330)     (126,035)        9,546      138,995

Cumulative gap as a percentage of earning
assets ...................................      (11.56)%     (18.61)%        1.41%       20.52%

      The Company has a cumulative negative GAP of approximately 11.6% and 18.6% at the end of 90 days and one year, respectively as of December 31, 1998. This compares with a cumulative negative GAP of 12.8% and 22.3% at the end of 90 days and one year, as of year-end 1997. Management believes that this level of negative GAP is appropriate since many of the liabilities that are contractually immediately repricable can be effectively repriced more slowly than the assets which are contractually immediately repricable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities which are contractually immediately repricable is affected to a large extent by the speed and amount of interest rate movements. Management's estimates regarding the actual repricing of contractually immediately repricable liabilities is incorporated into the Company's earnings simulation model.

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


                              Market Risk Analysis
                              at December 31, 1998

                                      Decrease in Rates                                   Increase in Rates
  (Dollars in thousands)    200 Basis Points    100 Basis Points   Level Rates   100 Basis Points   200 Basis Points
---------------------------------------------------------------------------------------------------------------------
Projected Interest Income
Loans ....................       $41,937             $43,952         $45,953          $47,968           $49,969
Investments ..............         7,314               7,463           7,599            7,747             7,882
Federal funds sold .......           416                 473             533              618               695

Total interest income ....       $49,667             $51,888         $54,085          $56,333           $58,546

Projected Interest Expense
Deposits .................       $19,312             $20,843         $21,593          $22,902           $24,054
FHLB term advances .......           367                 482             597              712               828
Fed funds purchased
& other borrowings .......         1,145               1,269           1,334            1,418             1,512
Total interest expense ...       $20,824             $22,594         $23,524          $25,032           $26,394

Net interest income ......       $28,843             $29,294         $30,561          $31,301           $32,152
Change from level rates           (1,738)             (1,287)                             720             1,571
% change from level
rates ....................         (5.68)%             (4.21)%                           2.35%             5.14%

                         Summarized Market Risk Analysis
                              at December 31, 1997

                                      Decrease in Rates                                   Increase in Rates
  (Dollars in thousands)    200 Basis Points    100 Basis Points   Level Rates   100 Basis Points   200 Basis Points
---------------------------------------------------------------------------------------------------------------------
Projected total interest
income ...................       $51,936             $54,602         $57,274          $59,944           $62,617
Projected total interest
expense ..................        20,852              22,727          24,495           26,369            28,234
Net interest income ......        31,084              31,875          32,779           33,575            34,383
Change from level rates ..        (1,695)               (904)                             796             1,604
% change from level
rates ....................        (5.17)%             (2.76)%                           2.43%             4.89%

      In the event of an immediate 100 bp upward shift in the yield curve, it is estimated that net interest income would increase by $720,000 compared to an increase of $1.6 million in the event of a similar 200 bp rate movement. These changes represent 2.3% and 5.1% of net interest income, respectively. This compares to December 31, 1997, when an immediate 100 bp upward shift resulted in net interest income increasing $796,000 and an increase of $1.6 million when there was an upward movement of 200 bp. Downward rate movements result in estimated decreases in net interest income of reasonably similar amounts and percentages.

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

      The Company believes it has the ability to raise deposits quickly within its market area by slightly raising interest rates, but has typically been able to achieve deposit growth without paying above market interest rates. Deposit growth has funded most of the significant asset growth in the past several years, but has decreased modestly as a percent of total funding. The Company actively solicits customer cash management relationships which often includes a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the Banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to increase customer relationships because of its strong business-lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.

      The Company maintains significant lines of credit with other financial institutions. At December 31, 1998, total borrowing capacity under those lines amounted to approximately $30 million under agreements with five commercial banks and an additional $16.7 million with the Federal Home Loan Bank of Cincinnati and $2 million with the Federal Reserve Bank.

      While management is currently extending the average maturity of its securities for interest rate risk purposes, substantial liquidity is available from normal maturities of securities. The Company also has $128.0 million in securities classified as "available for sale" at year-end 1998. The ability to sell such securities is another potential source of liquidity, although management generally does not use this source of funding frequently. To the extent such securities are pledged to outstanding borrowings, they are not available for liquidity purposes. Proceeds from the maturities of loans are another steady source of funding, although on a net basis the demands for new loans and renewal have exceeded funds provided by maturing loans.

                                 Loan Liquidity
                             As of December 31, 1998

        (Dollars in thousands)                               Loan Maturities
-------------------------------------------------------------------------------------------------
                                        1 year and less   1-5 years     Over 5 years       Total
                                        ---------------   ---------     ------------       -----
Commercial, financial, and
agricultural ...................           $ 35,701       $ 40,658       $ 11,434        $ 87,793
Commercial real estate..........             30,740        117,677         62,697         211,114
Real Estate - construction and
residential.....................             55,030         55,968         65,178         176,176
Installment & Other.............             13,081         40,999          5,031          59,111
                                           --------       --------       --------        --------
Total selected loans............           $134,552       $255,302       $144,340        $534,194
                                           ========       ========       ========        ========


Loans maturing after 1 year with:
  Fixed interest rates................     $244,753
  Floating interest rates.............      154,889
                                           ========
                                           $399,642
                                           ========

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

                              Year 2000 Compliance

      The Company has implemented plans to address Year 2000 compliance. The issue arises from the fact that many existing computer programs use only a two-digit field to identify the year. These programs were designed without considering the impact once the calendar year rolls over to "00". If not corrected, computer applications could fail or create inaccurate results by or at the Year 2000.

      The Company initiated a comprehensive Year 2000 compliance program in mid-1997. They completed an Awareness and Assessment phase, a Remediation phase and began a comprehensive Testing phase during 1998. BankFirst's data processing service bureau implemented new software, which has been Year 2000 certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computers and their operating systems, which have been tested for Year 2000 compliance. A new servicing system for Curtis Mortgage that is Year 2000 compliant is scheduled for implementation by June 30, 1999. Management believes the plan is on target with the goals established by its regulators, in that it is has 100% of its mission-critical testing complete in out-sourced , host-based services and 85% of its internal and third-party supported, mission-critical software testing complete. Facilities, office equipment, supplies, security equipment, HVAC and elevator systems have all been assessed and, where possible, tested. All testing of both internal and external systems is expected to be completed by June 30, 1999.

      The Company has evaluated its Year 2000 compliance-related credit risk and found that the overall risk is low due to the high concentration of hotel/motel and real estate credit relationships. Larger Commercial Loan customers maintaining total credit relationships of $500,000, or more have been aggressively evaluated by their relationship manager regarding their possible Y2K credit risk. Year 2000 credit risk analysis is an ongoing monitoring and evaluation effort within the Company. The Company has determined that the Year 2000 issue may be critical to its operations; however management does not believe customer readiness is or will be material to its overall performance.

      Management believes that the total costs of becoming Year 2000 compliant will not be material. During 1998, The Company projected Year 2000 project costs to be $295,700 and realized approximately $163,750 in both hard and soft costs relative to the Year 2000 effort. Several vendor charges relating to Year 2000 compliance testing and software modifications incurred during 1998 are expected to be realized by the first half of 1999. The Company has attempted to calculate internal salary hours applied to this effort, and this value is included the 1998 expense. Year 2000 project costs for 1999 are projected to be $150,000.

      Management understands the broad scope of the Year 2000 issue and thus has developed a plan which includes monitoring of those other entities with which it routinely interacts including suppliers, creditors, borrowers, customers and other financial service organizations. While monitoring of these entities allows the Company to assess its possible Year 2000-related risks, the Company also has been developing a broad-spectrum contingency plan designed to minimize adverse impact to mission critical systems. The plan includes analysis of customer demand for currency and funds availability. The plan also consists of developing and testing alternative methods and locations for core service delivery and operations support. Additionally, the Company's service bureaus maintain a contingency plan for data processing. The service bureaus house a second, tested, Year 2000 compliant system in the event of system failure. The service bureaus also maintain an off-site data processing system with a third-party data processor in the event of critical power failure. Both contingency systems have been certified Year 2000 compliant and have been tested by the Company using post-January 2000 dates.

      Management believes that the Company and its affiliates are currently in compliance with each applicable directive issued by Regulatory Authorities.

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

                           New Reporting Requirements

FDIC   Improvement   Act   (FDICIA)  of  1991.   The  FDICIA   stipulates   many
responsibilities of financial institutions, its boards of directors and accountants. Many of the provisions have already been effective for the Company; however there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual basis, not on consolidated assets. BankFirst, taken alone, exceeded $500 million during 1998 and as a result is required to comply with the FIDICIA reporting requirements during 1999. The First National Bank and Trust Company had total year-end assets of $196 million, and will not be subject to the FDICIA reporting requirements for the foreseeable future.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is incorporated by reference to the Liquidity and Interest Rate Sensitivity section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
BankFirst Corporation
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of BankFirst Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statement of First Franklin Bancshares, Inc. which statements reflect total assets constituting approximately 28% of the related 1997 total and net income constituting 39% of the related 1997 total. The First Franklin Bancshares, Inc. 1997 financial statements were audited by other auditors, whose report dated January 22, 1998 thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for First Franklin Bancshares, Inc. in the consolidated financial statements, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe our audits provide a reasonable basis for our opinion.

The financial statements for 1997 and 1996 give retroactive effect to a business combination with First Franklin Bancshares, Inc. on July 2, 1998 which has been accounted for using the pooling of interest method, as described in Note 2 to the consolidated financial statements.

In our opinion, based on our audits and the report of other auditors, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFirst Corporation as of December 31, 1998 and 1997, and its results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The 1996 financial statements of BankFirst Corporation were audited by other auditors whose report, dated February 6, 1997, expressed an unqualified opinion on those statements. The 1996 financial statements of First Franklin Bancshares, Inc. were audited by other auditors whose report, dated January 22, 1998, expressed an unqualified opinion on those statements. We audited the combination of the accompanying consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996 after restatement, for the July 2, 1998 pooling of interest between BankFirst Corporation and First Franklin Bancshares, Inc. as discussed above. In our opinion, such consolidated statements for 1996 have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.

                                               Crowe, Chizek and Company LLP

Louisville, Kentucky
January 15, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.)

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows of BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.) and Subsidiaries, for the year ended December 31, 1996, prior to the restatement for the 1998 combination with First Franklin Bancshares, Inc. accounted for using the pooling of interests method. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BankFirst Corporation (formerly known as Smoky Mountain Bancorp, Inc.) and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 6, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
First Franklin Bancshares, Inc. and Subsidiary
Athens, Tennessee

We have audited the consolidated balance sheets of First Franklin Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Franklin Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            G. R. RUSH & COMPANY, P.C.

Chattanooga, Tennessee
January 22, 1998

ITEM 8.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                               1998       1997
                                                               ----       ----
ASSETS
     Cash and due from banks                                 $ 36,136   $ 24,290
     Federal funds sold                                         8,850      7,000
                                                             --------   --------
         Total cash and cash equivalents                       44,986     31,290
     Securities available for sale                            127,862    127,736
     Mortgage loans held for sale                              25,642        395
     Loans, net                                               501,950    458,474
     Premises and equipment, net                               24,927     21,466
     Mortgage servicing rights                                  7,484       --
     Federal Home Loan Bank Stock, at cost                      3,189      3,046
     Intangible assets                                          2,002        289
     Accrued interest receivable and other assets              10,259      8,021
                                                             --------   --------

         Total assets                                        $748,301   $650,717
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                            $117,823   $ 92,749
     Interest-bearing deposits                                500,143    457,020
                                                             --------   --------
         Total deposits                                       617,966    549,769

     Securities sold under agreements to repurchase            22,208     16,302
     Federal funds purchased and other borrowings               4,166      1,959
     Advances from the Federal Home Loan Bank                  11,884     12,121
     Accrued interest payable and other liabilities             9,236      9,134
                                                             --------   --------
         Total liabilities                                    665,460    589,285

Stockholders' equity
     Common stock:  $2.50 par value, 15,000,000
       shares authorized, 11,375,600 and 9,995,091
       shares outstanding                                      28,439     24,989
     Noncumulative convertible preferred stock:
       $5 par value, 1,000,000 shares authorized,
       181,050 and 218,508 shares outstanding                     905      1,093
     Additional paid-in capital                                34,093     23,777
     Retained earnings                                         17,160     10,612
     Accumulated other comprehensive income                     2,244        961
                                                             --------   --------
         Total stockholders' equity                            82,841     61,432
                                                             --------   --------

         Total liabilities and stockholders'
           equity                                            $748,301   $650,717
                                                             ========   ========


--------------------------------------------------------------------------------
                                      -30-

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                 1998        1997        1996
                                                 ----        ----        ----
Interest income
    Interest and fees on loans                 $47,846     $42,880     $ 37,589
    Taxable securities                           5,539       6,874        7,288
    Nontaxable securities                        1,839       1,173        1,188
    Other                                          691         360          633
                                               -------     -------     --------
                                                55,915      51,287       46,698

Interest expense
    Deposits                                    22,734      21,104       20,097
    Short-term borrowings                        1,550         744          562
    Long-term borrowings                           643         804          579
                                               -------     -------     --------
                                                24,927      22,652       21,238

Net interest income                             30,988      28,635       25,460

Provision for credit losses                      1,706       2,935          667
                                               -------     -------     --------

Net interest income after provision
  for credit losses                             29,282      25,700       24,793

Noninterest income
    Service charges and fees                     4,257       3,811        3,796
    Net securities gains                           124         309          (20)
    Net gain on loan sales                       1,012         226          234
    Loan servicing income, net
       of amortization                           2,402        --           --
    Trust department income                        903         704          620
    Other                                          605         607          613
                                               -------     -------     --------
                                                 9,303       5,657        5,243
Noninterest expense
    Salaries and employee benefits              15,054      11,110       10,539
    Occupancy expense                            2,491       1,716        2,129
    Equipment expense                            2,285       2,537        2,382
    Office expense                               1,606         775          371
    Data processing fees                         1,364       1,253          897
    Advertising                                    411         558          574
    Other                                        5,007       3,374        3,907
                                               -------     -------     --------
                                                28,218      21,323       20,799

Income before income taxes                      10,367      10,034        9,237

Provision for income taxes                       3,558       3,406        3,188
                                               -------     -------     --------

Net income                                     $ 6,809     $ 6,628     $  6,049
                                               =======     =======     ========

Earnings per share:
    Basic                                      $   .64     $   .66     $    .63
    Diluted                                    $   .59     $   .61     $    .59


--------------------------------------------------------------------------------
                                      -31-

                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                                   Net
                                                                                                Unrealized    Total
                                                                        Additional                Gains       Stock-
                                                  Common    Preferred    Paid-in    Retained     (Losses)    holders'
                                                   Stock      Stock      Capital    Earnings  on Securities   Equity
                                                   -----      -----      -------    --------  -------------   ------
Balance, January 1, 1996                         $  3,374    $   641    $ 16,003    $ 21,552      $ 941      $ 42,511

Reclassification of ESOP shares                       475       --         1,235        --         --           1,710
                                                 --------    -------    --------    --------      -----      --------

Balance, January 1, 1996, as restated               3,849        641      17,238      21,552        941        44,221

Sales of preferred stock, 97,297 shares              --          487       1,314        --         --           1,801
Sales of common stock, 159,606 shares                 399       --         4,073        --         --           4,472
Conversion of debenture into
  common stock, 25,000 shares                          63       --           437        --         --             500
Cash dividends on preferred stock                    --         --          --          (162)      --            (162)
Cash dividend on common stock                        --         --          --          (876)      --            (876)
Common stock dividend, 12,695 shares                   31       --           540        (571)      --            --
Repurchased common stock, 5,402 shares                (14)      --          (171)       --         --            (185)
Comprehensive income:
    Net income                                       --         --          --         6,049       --           6,049
    Change in unrealized gains (losses),
      net of reclassification                        --         --          --          --         (605)         (605)
                                                                                                             --------
      Total comprehensive income                                                                                5,444
                                                 --------    -------    --------    --------      -----      --------

Balance, December 31, 1996                          4,328      1,128      23,431      25,992        336        55,215

Sales of common stock,  1,177 shares                    4       --            39        --         --              43
Stock options exercised, 23,659 shares                 59       --           465        --         --             524
Conversion of 7,051 shares preferred
  stock into 3,482 shares common stock                  9        (35)         26        --         --            --
Cash dividends on preferred stock                    --         --          --          (161)      --            (161)
Cash dividends on common stock                       --         --          --        (1,214)      --          (1,214)
Common stock split, 253,727 shares                    634       --          --          (634)      --            --
Cash paid for fractional shares in stock split       --         --          --            (3)      --              (3)
Repurchased common stock, 6,173 shares, as
  restated for pooling of interests                   (16)      --          (209)       --         --            (225)
Common stock split, 7,988,436 shares               19,971       --            25     (19,996)      --            --
Comprehensive income:
    Net income                                       --         --          --         6,628       --           6,628
    Change in unrealized gains (losses),
      net of reclassification                        --         --          --          --          625           625
                                                                                                             --------
        Total comprehensive income                                                                              7,253
                                                 --------    -------    --------    --------      -----      --------

Balance, December 31, 1997                       $ 24,989    $ 1,093    $ 23,777    $ 10,612      $ 961      $ 61,432


--------------------------------------------------------------------------------
                                      -32-

                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                          Net
                                                                                       Unrealized     Total
                                                                Additional                Gains       Stock-
                                            Common   Preferred   Paid-in    Retained    (Losses)     holders'
                                            Stock      Stock     Capital    Earnings  on Securities   Equity
                                            -----      -----     -------    --------  -------------   ------
Balance January 1, 1998                    $24,989   $ 1,093    $ 23,777    $ 10,612      $  961     $ 61,432

Sale of common stock, 428 shares                 1      --            15        --          --             16
Stock options exercised, 1,107 shares            2      --            28        --          --             30
Conversion of 37,458 shares of
  preferred stock into 108,974
  shares of common stock                       272      (188)        (84)       --          --           --
Cash dividend on preferred stock              --        --          --          (146)       --           (146)
Cash dividend on common stock                 --        --          --          (115)       --           (115)
Proceeds from issuance of
  1,270,000 common shares, net
  of related costs                           3,175      --        10,357        --          --         13,532
Comprehensive income:
    Net income                                --        --          --         6,809        --          6,809
    Change in unrealized gains (losses),
      net of reclassification                 --        --          --          --         1,283        1,283
                                                                                                     --------
        Total comprehensive income                                                                      8,092
                                           -------   -------    --------    --------      ------     --------

Balance, December 31, 1998                 $28,439   $   905    $ 34,093    $ 17,160      $2,244     $ 82,841
                                           =======   =======    ========    ========      ======     ========


--------------------------------------------------------------------------------
                                      -33-

                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                1998        1997        1996
                                                ----        ----        ----
Cash flows from operating activities
    Net income                               $   6,809    $  6,628    $   6,049
    Adjustments to reconcile net
      income to net cash from
      operating activities
       Provision for credit losses               1,706       2,935          667
       Depreciation                              1,936       1,754        1,415
       Amortization of mortgage
         servicing rights                        1,787        --           --
       Security amortization and
         accretion, net                            (35)       (120)        (293)
       Net (gains) losses on securities
         sales                                    (124)       (309)          20
       Net gain on sale of
         mortgage loans                         (1,012)       (226)        (234)
       Proceeds from sales of
         mortgage loans                        207,119      15,491       12,297
       Originations of mortgage loans
         held for sale                        (225,087)    (15,562)     (12,267)
       Increase in mortgage
         servicing rights                         (484)       --           --
       Net (gains) losses on sales
         of assets                                --            77          620
       Changes in assets and liabilities:
          Accrued interest receivable
            and other assets                    (2,260)       (571)        (116)
          Accrued interest payable and
            other liabilities                   (2,358)      4,340          174
                                             ---------    --------    ---------
             Net cash flows from operating
               activities                      (12,003)     14,437        8,332

Cash flows from investing activities
    Purchase of securities                     (57,152)    (59,276)    (100,924)
    Proceeds from maturities of securities      41,906      32,224       87,269
    Proceeds from sales of securities           14,335      35,530       12,995
    Net increase in loans                      (43,583)    (53,437)     (62,737)
    Purchase of FHLB stock                        (219)       (494)        --
    Premises and equipment
       expenditures, net                        (5,731)     (6,255)      (2,242)
    Net cash paid for mortgage company          (7,449)       --           --
                                             ---------    --------    ---------
             Net cash from investing
               activities                      (57,893)    (51,708)     (65,639)

Cash flows from financing activities
    Net change in deposits                      68,197      33,430       35,993
    Net change in repurchase agreements
      and other borrowings                       8,113      11,068         (554)
    Advances from the Federal Home
      Loan Bank                                 10,000       2,000       10,000
    Repayments of advances from Federal
      Home Loan Bank                           (10,237)     (2,033)      (3,009)
    Repayments of notes payable                 (5,798)       --         (3,244)
    Preferred stock dividends paid                (146)       (161)        (162)
    Common stock dividends paid                   (115)     (1,214)        (876)
    Sales of stock and stock options
      exercised                                     46         564        6,273
    Proceeds from public offering
      of common stock                           13,532
    Repurchase of common stock                    --          (225)        (185)
                                             ---------    --------    ---------
             Net cash from financing
               activities                       83,592      43,429       44,236
                                             ---------    --------    ---------

Net change in cash and cash equivalents         13,696       6,158      (13,071)

Cash and cash equivalents, beginning
    of year                                     31,290      25,132       38,203
                                             ---------    --------    ---------

Cash and cash equivalents, end of year       $  44,986    $ 31,290    $  25,132
                                             =========    ========    =========

Supplemental disclosures - cash
  and noncash
    Interest paid                            $  25,334    $ 22,619    $  21,312
    Income taxes paid                            3,100       3,186        3,473
    Loans converted to other
      real estate                                1,096       1,082          373
    Debenture converted to
      common stock                                --          --            500
    Preferred stock converted
      to common stock                              272          35         --


--------------------------------------------------------------------------------
                                      -34-

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its wholly-owned subsidiaries, BankFirst, First National Bank and Trust Company (together referred to as the "Banks") and BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides financial services through its offices in Eastern and Southeastern Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Mortgage servicing rights, allowance for credit losses, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and other borrowing transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income. All securities are currently classified as available for sale.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for credit losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

The aggregate cost of mortgage loans held for sale at year-end 1998 and 1997 is less than their aggregate net realizable value.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Credit Losses: The allowance for credit losses is a valuation allowance for probable credit losses, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past credit loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.


--------------------------------------------------------------------------------
                                      -35-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

A loan is impaired when full payment under the loan terms is not expected. The Company has defined its population of impaired loans for individual evaluation of impairment to be those commercial real estate and commercial loans over $250,000. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on an accelerated basis, except for buildings for which the straight line basis is used.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated cost of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Intangibles: Purchased intangibles, primarily goodwill, are recorded at cost and amortized over the estimated life. Goodwill amortization is straight-line over 15 years.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. The 401k plan expense is the amount contributed to the plan as determined by Board decision. Deferred compensation plan expense allocates the benefits over years of service.

Stock Compensation: Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1995, using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.


--------------------------------------------------------------------------------
                                      -36-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, preferred stock, or convertible debentures. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive  Income:  Comprehensive  income  consists  of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity.

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Application of this statement is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Preferred Stock: The preferred stock earns dividends at a rate of 5%, and is noncumulative, nonvoting, and each share is convertible into 3.0875 shares of common stock at the option of the holder. The conversion ratio of preferred stock into common stock is adjusted for common stock dividends and splits. Preferred stock has equal liquidation rights to common stock.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Segments: The Company's primary segment is banking, which accounts for 98.5% of revenues at year-end 1998. Other operating segments include mortgage banking and trust services.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Certain items in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.


--------------------------------------------------------------------------------
                                      -37-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - BUSINESS COMBINATIONS

On July 2, 1998, BankFirst Corporation acquired all of the outstanding common stock of First Franklin Bancshares, Inc. ("First Franklin") in a business combination accounted for as a pooling of interest. Stockholders of First Franklin exchanged 164,125 shares of stock for 723,673 shares of the Company's common stock. In the business combination, First Franklin was merged into BankFirst Corporation, and its wholly-owned subsidiary, First National Bank and Trust Company, remains a subsidiary of BankFirst Corporation. These consolidated financial statements give retroactive effect to the merger, and as a result, the financial statements are presented as if the combined companies had been consolidated for all periods presented.

Separate interest income and net income of the merged entities are as follows:

                                              1998         1997          1996
                                              ----         ----          ----
    Interest income
         BankFirst Corporation              $ 41,526     $ 37,625      $ 33,584
         First Franklin                       14,389       13,662        13,114
                                            --------     --------      --------

                                            $ 55,915     $ 51,287      $ 46,698
                                            ========     ========      ========
    Net income
         BankFirst Corporation              $  4,480     $  4,066      $  3,664
         First Franklin                        2,329        2,562         2,385
                                            --------     --------      --------

                                            $  6,809     $  6,628      $  6,049
                                            ========     ========      ========

On January 16, 1998, the Bank acquired Curtis Mortgage Company, a mortgage loan origination and servicing company, for $7.5 million in a business combination accounted for as a purchase. The results of operations of Curtis Mortgage Company is included in the accompanying financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired resulted in $1.9 million of goodwill, which is being amortized on a straight-line basis over 15 years.

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


--------------------------------------------------------------------------------
                                      -38-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

                                                 Gross        Gross
                                   Amortized   Unrealized  Unrealized     Fair
1998                                 Cost        Gains       Losses       Value
----                                 ----        -----       ------       -----

U.S. Treasury securities           $ 25,258     $   601    $            $ 25,859
Obligations of U.S.
  government agencies                44,197       1,448                   45,645
Obligations of states and
  political subdivisions             37,455       1,553                   39,008
Mortgage-backed securities           17,335          61          (46)     17,350
                                   --------     -------    ---------    --------

                                   $124,245     $ 3,663    $     (46)   $127,862
                                   ========     =======    =========    ========

1997
----

U.S. Treasury securities           $ 31,250     $   360    $     (41)   $ 31,569
Obligations of U.S.
  government agencies                45,948         492          (40)     46,400
Obligations of states and
  political subdivisions             38,292         715           (8)     38,999
Mortgage-backed securities           10,696         134          (62)     10,768
                                   --------     -------    ---------    --------

                                   $126,186     $ 1,701    $    (151)   $127,736
                                   ========     =======    =========    ========

Contractual   maturities  of  securities  at  year-end  1998  are  shown  below.
Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                         Amortized        Fair
                                                            Cost          Value
                                                            ----          -----
     Due in one year or less                             $ 16,621         16,250
     Due after one year through five years                 44,583         46,073
     Due after five years through ten years                34,919         37,171
     Due after ten years                                   10,787         11,018
     Mortgage-backed securities                            17,335         17,350
                                                         --------       --------
          Total maturities                               $124,245       $127,862
                                                         ========       ========


                                           1998            1997            1996
                                           ----            ----            ----
Sales of securities available
for sale were as follows:

     Proceeds                            $14,335         $35,530         $12,995
     Realized gains                          125             343              33
     Realized losses                           1              34              53

Securities with a carrying value of $74,691 and $79,650 at year-end 1998 and 1997, were pledged for public deposits and securities sold under agreements to repurchase.


--------------------------------------------------------------------------------
                                      -39-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

At year-end 1998 and 1997, loans consisted of the following:

                                                              1998       1997
                                                              ----       ----

Commercial, industrial and agricultural                     $ 87,793   $ 95,143
Commercial real estate                                       211,114    164,102
Real estate construction                                      36,779     24,977
Residential real estate                                      115,115    120,143
Loans to individuals                                          57,497     59,947
Lease financing                                                1,492      1,845
Other                                                            122        383

Total loans                                                 $509,912    466,540

Less: Unearned interest income and fees                       (1,360)    (1,968)
      Allowance for credit losses                             (6,602)    (6,098)
                                                            --------   --------
                                                            $501,950   $458,474
                                                            ========   ========

Activity in the allowance for credit losses is as follows:

                                                    1998       1997        1996
                                                    ----       ----        ----
Beginning balance                                 $ 6,098    $ 4,723    $ 4,690
Provision                                           1,706      2,935        667
Loans charged off                                  (1,524)    (1,833)      (904)
Recoveries of loans charged off                       322        273        270
                                                  -------    -------    -------
Balance, end of year                              $ 6,602    $ 6,098    $ 4,723
                                                  =======    =======    =======

Impaired loans were as follows:

                                                               1998       1997
                                                               ----       ----
Loans with allowance allocated                               $  --      $   552
Amount of allowance for credit losses
  allocated                                                     --           61
Loans with no allowance allocated                               --          615

                                                     1998      1997       1996
                                                     ----      ----       ----
Average balance during the year                   $   855    $ 1,312    $   941
Interest income recognized during impairment         --           30         50
Cash-basis interest income recognized                --           30         50
Loans past due 90 days still on accrual             1,971      1,705      1,518

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $17,772 and $18,443 at year-end 1998 and 1997. During 1998 and 1997, new loans aggregating approximately $7,156 and $9,761 and amounts collected of approximately $7,827 and $2,139 were transacted with such parties.


--------------------------------------------------------------------------------
                                      -40-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

Loans serviced for others, which are not reported as assets, total $516,835 at year-end 1998.

Activity for capitalized mortgage servicing rights was as follows:

                                                                          1998
                                                                          ----
Servicing rights:
    Beginning of year                                                   $  --
    Acquired in purchase transaction                                      7,000
    Additions                                                             2,271
    Amortized to expense                                                 (1,787)
                                                                        -------

    End of year                                                         $ 7,484
                                                                        =======

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of year-end 1998 and 1997 is as follows:

                                                         1998            1997
                                                         ----            ----
Land                                                   $  6,798        $  5,246
Premises                                                 15,087          14,255
Furniture, fixtures and equipment                        11,721          10,390
Construction in progress                                  2,645             963
                                                       --------        --------

    Total cost                                           36,251          30,854

Accumulated depreciation                                (11,324)         (9,388)
                                                       --------        --------

                                                       $ 24,927        $ 21,466
                                                       ========        ========

NOTE 6 - DEPOSITS

Time deposits of $100 thousand or more were $81,402 and $78,260 at year-end 1998 and 1997.

At year-end 1998, maturities of total time deposits were as follows:

      One year or less                                $246,257
      Over one year through three years                 48,984
      Over three years                                  11,158

The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $3,114 and $2,477 at year-end 1998 and 1997.


--------------------------------------------------------------------------------
                                      -41-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Securities sold under agreements to repurchase consist of short term excess funds and overnight liabilities to deposit customers arising from a cash management program. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. Other borrowed funds were comprised of fed funds purchased as well as treasury tax and loan deposits which bear interest at the federal funds rate less .25%.

Information concerning securities sold under agreements to repurchase at year-end 1998 and 1997 is as follows:

                                                            1998         1997
                                                            ----         ----
   Average month-end balance during the year              $ 22,834     $  9,137
   Average interest rate during the year                      4.48%        4.76%
   Maximum month-end balance during the year              $ 27,407     $ 16,302

The aggregate amount of securities sold under agreements to repurchase from executive officers and directors of the Company and their related interests were $1,786 and $4,014 at year-end 1998 and 1997.

Federal Home Loan Bank advances consist of the following at year-end 1998 and 1997:

                                                             1998         1997
                                                             ----         ----
   Fixed rate advances, from 5.7% to 7.2%, maturities
   from March 2008 to January 2013                         $ 1,884      $ 2,121

   Variable rate "overnight" note advances currently
   at 5.02%                                                 10,000       10,000
                                                           -------      -------
                                                           $11,884      $12,121

These advances are collateralized by a blanket pledge of qualifying mortgage loans totaling $17,826 and $18,182 at year-end 1998 and 1997.

At year-end 1998, the Company had approximately $30,000 of federal funds lines of credit available from correspondent institutions, $16,716 unused lines of credit with the Federal Home Loan Bank, and $2,000 unused lines of credit with the Federal Reserve Bank of Atlanta.


--------------------------------------------------------------------------------
                                      -42-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLANS

BankFirst Corporation has two separate 401(k) profit sharing plans. The BankFirst profit sharing plan covers employees of BankFirst and Curtis Mortgage, and allows employees to contribute up to 15% of their compensation, which is matched at a discretionary rate established by the Corporate Board of Directors annually. The First National Bank and Trust Company 401(k) profit sharing plan covers employees of The First National Bank and Trust Company and allows employees to contribute up to 10% of their compensation, which is matched equal to 50% of the first 6% of the compensation contributed. Expense for both Plans was $275, $218, and $187 for 1998, 1997 and 1996.

The Company had an Employee Stock Ownership Plan (ESOP) which was discontinued in 1998. The ESOP sold all Company common stock owned in the 1998 public offering. The Company's contribution to the ESOP was $30 in 1996. There was no contribution in 1998 or 1997. All shares under the plan were allocated at year-end 1997.

Information about the First National Bank and Trust Company defined benefit pension plan was as follows:

                                                           1998           1997
                                                           ----           ----
Change in benefit obligation:
    Beginning benefit obligation                         $(5,239)       $(3,786)
    Service cost                                            (196)          (173)
    Interest cost                                           (361)          (318)
    Actuarial gain                                           (33)        (1,080)
    Benefits paid                                            151            118
                                                         -------        -------
    Ending benefit obligation                             (5,678)        (5,239)

Change in plan assets, at fair value:
    Beginning plan assets                                  4,927          4,178
    Actual return                                            527            629
    Employer contribution                                    242            238
    Benefits paid                                           (150)          (118)
                                                         -------        -------
    Ending plan assets                                     5,546          4,927
                                                         -------        -------

Funded status                                               (132)          (312)
Unrecognized net actuarial loss                              748            809
                                                         -------        -------

Prepaid (accrued) benefit cost                           $   616        $   497
                                                         =======        =======

Plan assets held include common stocks, corporate bonds, government securities, and other investments.

The components of pension expense and related actuarial assumptions were as follows:

                                                  1998        1997        1996
                                                  ----        ----        ----

Service cost                                     $ 196       $ 173       $ 159
Interest cost                                      361         318         287
Expected return on plan assets                    (420)       (358)       (323)
Recognized net actuarial (gain) loss               (13)        (22)         (3)
                                                 -----       -----       -----
    Net                                          $ 124       $ 111       $ 120
                                                 =====       =====       =====

Discount rate on benefit obligation                7.5%        7.5%        8.5%
Long-term expected rate of return
  on assets                                        8.5         8.5         8.5
Rate of compensation increase                      5.5         6.5         6.5

Contribution expense was $242, $238, and $229 for the years ending 1998, 1997, and 1996.


--------------------------------------------------------------------------------
                                      -43-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

                                     1998             1997            1996
                                     ----             ----            ----
         Current                  $     3,699     $     3,612      $     3,134
         Deferred                        (141)           (206)              54
                                  -----------     -----------      -----------

                                  $     3,558     $     3,406      $     3,188
                                  ===========     ===========      ===========

         Federal                  $     2,914     $     2,817      $     2,643
         State                            644             589              545
                                  -----------     -----------      -----------

                                  $     3,558     $     3,406      $     3,188
                                  ===========     ===========      ===========

Deferred income taxes reflect the effect of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities are as follows:

                                              1 9 9 8                          1 9 9 7
                                              -------                          -------
                                       Assets       Liabilities        Assets       Liabilities
Allowance for credit losses        $     1,461      $         -     $     1,154      $         -
Mortgage Servicing Rights                    -           (2,841)              -                -
Depreciation                                 -             (763)              -             (832)
FHLB dividends                               -             (284)              -             (201)
Defined benefit plan                         -             (233)              -             (189)
Other real estate                           84                -              19                -
Unrealized gain on securities                -           (1,374)              -             (589)
Unearned loan income                        64                -              57                -
Other                                      260             (120)             86             (261)
                                   -----------      -----------     -----------      -----------
     Total deferred income taxes   $     1,869      $    (5,615)    $     1,316      $    (2,072)
                                   ===========      ===========     ===========      ===========

Upon the acquisition of Curtis Mortgage Company, a deferred tax liability of $2,231 was established which was attributable to purchased mortgage servicing rights.

A reconciliation of expected income tax expense at the statutory federal income tax rate of 34% with the actual effective income tax rates, is as follows:

                                                      1998      1997       1996
                                                      ----      ----       ----

         Statutory federal tax rate                    34.0%      34.0%    34.0%
         State income tax, net of federal benefit      4.0       4.0        4.0
         Tax exempt income                            (5.1)     (3.7)      (4.6)
         Other                                         1.4      (0.4)       1.1
                                                    ------    ------     ------
                                                      34.3%     33.9%      34.5%
                                                    ======    ======     ======

--------------------------------------------------------------------------------
                                      -44-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH
  OFF-BALANCE-SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows at year end.

                                                              1998         1997
                                                              ----         ----
     Commitments to make loans (at market rates)            $39,005      $ 9,016
     Unused lines of credit and letters of credit            72,417       71,427

The majority of commitments to make loans have a variable interest rate. The fixed rate loan commitments have interest rates ranging from 6.0% to 12.7% and maturities ranging from 1 year to 30 years.

NOTE 11 - RELATED PARTY TRANSACTIONS

BankFirst was a 50% partner with a related party, the purpose of which was to own and operate a building in downtown Knoxville, Tennessee. BankFirst's main offices occupied a portion of this building. During 1997, BankFirst purchased the other partner's interest in the building at a fair market value of $924 based on an independent appraisal. The partnership was dissolved following the consummation of the transaction, with BankFirst remaining as a 100% owner and tenants. Total payments received from tenant of the buildings other than BankFirst totaled $105 in 1997. BankFirst's contributions to the partnership expenses were approximately $169 and $313 in 1997 and 1996.

--------------------------------------------------------------------------------
                                      -45-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year-end, the capital requirements were met, as the Company and banks were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:

                                                                                     Minimum Amounts to be
                                                                 Minimum Required   Well Capitalized Under
                                                                    for Capital        Prompt Corrective
                                                 Actual          Adequacy Purposes     Action Provisions
                                           -----------------     -----------------  ----------------------
                                           Actual      Ratio     Actual      Ratio      Actual     Ratio
                                           ------      -----     ------      -----      ------     -----
1998
Total Capital (to Risk Weighted Assets)
     Consolidated                          $ 83.4      18.9%     $ 44.9      8.0%       $ 56.1     10.0%
     BankFirst                               45.4      10.2        35.4      8.0          44.3     10.0
     First National Bank and Trust Co.       24.1      20.1         9.6      8.0          12.0     10.0

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                          $ 77.8     17.6%      $ 22.5      4.0%       $ 33.8      6.0%
     BankFirst                               40.3      9.1         17.7      4.0          26.6      6.0
     First National Bank and Trust Co.       22.6     18.9          4.8      4.0           7.2      6.0

Tier 1 Capital  (to Average Assets)
     Consolidated                          $ 77.8     10.7%      $ 29.1      4.0%       $ 36.3      5.0%
     BankFirst                               40.3      7.5         21.4      4.0          26.7      5.0
     First National Bank and Trust Co.       22.6     11.8          7.7      4.0           9.6      5.0

1997
Total Capital (to Risk Weighted Assets)
     Consolidated                          $ 61.4     12.8%      $ 38.4      8.0%       $ 48.0     10.0%
     BankFirst                               42.5     11.6         29.2      8.0          36.5     10.0
     First National Bank and Trust Co.       21.3     18.8          9.1      8.0          11.3     10.0

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                          $ 60.1     12.5%      $ 19.2      4.0%       $ 28.8      6.0%
     BankFirst                               37.9     10.4         14.6      4.0          21.9      6.0
     First National Bank and Trust Co.       20.2     17.8          4.5      4.0           6.8      6.0

Tier 1 Capital  (to Average Assets)
     Consolidated                          $ 60.1      9.7%      $ 24.9      4.0%       $ 31.1      5.0%
     BankFirst                               37.9      8.3         18.3      4.0          22.9      5.0
     First National Bank and Trust Co.       20.2     11.2          7.2      4.0           9.0      5.0

--------------------------------------------------------------------------------
                                      -46-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

The Company's primary source of funds to pay dividends to stockholders is the dividends it receives from the Banks. The Banks are subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 1998, $17,260 of retained earnings was available for dividends in future periods.

The Banks were required to have approximately $9,659 and $4,569 of cash on hand to meet regulatory reserve requirements at year-end 1998 and 1997.

NOTE 13 - STOCK OPTIONS

The Company maintains a stock option plan, whereby a maximum of 3,125,000 stock options may be issued to selected directors, officers, and other key employees. The exercise price of each option is the fair market value of the Company's common stock on the date of grant. The maximum term of the options is ten years. Certain options may be exercised immediately upon grant, and certain options vest at an annual rate of 20%. At year-end 1998, 1,947,285 shares are authorized for future grant.

A summary of the Company's option activity, and related information for the year-ended 1998, 1997, and 1996 is presented below:

                                                1 9 9 8              1 9 9 7             1 9 9 6
                                                -------              -------              -------
                                               Weighted              Weighted             Weighted
                                                Average              Average               Average
                                               Exercise              Exercise              Exercise
                                    Options     Price      Options     Price     Options     Price
                                    -------     -----      -------     -----     -------     -----
Outstanding at beginning
  of year                           862,000    $ 6.19      887,645     $ 5.21     547,020    $ 4.25
Granted                             142,000      8.80      164,380       7.68     340,625      6.96
Exercised                            (4,535)     6.59     (140,765)      3.72           -         -
Forfeited                           (22,280)     8.21      (49,260)      7.12           -         -
                                    -------      ----      -------       ----     -------    ------
Outstanding at end of year          977,185      6.19      862,000       6.19     887,645      5.21

Options exercisable at year-end     548,706      5.01      461,030       4.55     541,590      4.09
                                    -------                -------                -------
Weighted-average fair value of
 options granted during the year   $   2.97               $   3.09               $   2.46
                                   ========               ========               ========

Options outstanding at year-end 1998 were as follows:

                                        Outstanding             Exercisable
                                  ----------------------   ---------------------
                                        Weighted Average                Weighted
Range of                                   Remaining                     Average
Exercise                                   Contractual                  Exercise
Prices                             Number    Life           Number        Price
------                             ------    ----           ------        -----

$3.50-$5.00                       329,055     5.0          329,055        $3.72
$6.00-$7.00                       372,690     7.7          190,763         6.79
$7.50-$9.00                       275,440     8.6           28,888         7.68
                                  -------     ---          -------    ---------
Outstanding at year end           977,185     7.0          548,706        $5.01
                                  =======     ===          =======     ========

--------------------------------------------------------------------------------
                                      -47-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996: risk-free interest rate of 5.76%, 6.75% and 7.03%, and expected lives of seven, seven, and eight years and estimated volatility of 10% for 1998. No assumption was made for estimated volatility for 1997 or 1996 since it was not feasible to determine this assumption for a non-public entity whose stock was not actively traded. With estimated volatility excluded, the option pricing model produces the option's minimum value for 1997 and 1996.

No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. The following disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. If additional options are granted, the pro forma effect will increase in the future.

                            1 9 9 8              1 9 9 7            1 9 9 6
                      ------------------  ------------------ ------------------
                         As                  As                 As
                      Reported Pro forma  Reported Pro forma Reported Pro forma
                      -------- ---------  -------------------------------------
Net income             $6,809    $6,484    $6,628   $6,400    $6,049     $6,046
Basic earnings per
  share                $  .64    $  .61    $  .66   $  .63    $  .63       $.63
Diluted earnings per
  share                   .59       .55       .61      .58       .59   .     58

--------------------------------------------------------------------------------
                                      -48-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 14 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

                                                         1998             1997            1996
                                                         ----             ----            ----
Basic Earnings Per Share
    Net income                                        $      6,809    $      6,628    $      6,049
    Less:  Dividends declared on preferred stock              (146)           (161)           (162)
                                                      ------------    ------------    ------------
       Net income available to common
         stockholders                                 $      6,663    $      6,467    $      5,887
                                                      ============    ============    ============
    Weighted average common shares outstanding          10,446,779       9,876,735       9,347,725
                                                      ============    ============    ============
Basic Earnings Per share                              $        .64    $        .66    $        .63
                                                      ============    ============    ============
Diluted Earnings Per Share
    Net income available to common stockholders       $      6,663    $      6,467    $      5,887
    Add back dividends upon assumed conversion
      of preferred stock                                       146             161             162
                                                      ------------    ------------    ------------
       Net income available to common
         stockholders assuming conversion             $      6,809    $      6,628    $      6,049
                                                      ============    ============    ============
    Weighted average common shares outstanding          10,446,779       9,876,735       9,347,725

      Add:  Dilutive effects of assumed conversions
      and exercises:
       Convertible preferred stock                         635,516         685,830         696,415
       Convertible debenture                                  --              --            39,065
       Stock options                                       383,819         313,025         158,165
                                                      ------------    ------------    ------------
    Weighted average common and dilutive
      potential common shares outstanding               11,466,114      10,875,590      10,241,370
                                                      ------------    ------------    ------------
    Diluted Earnings Per Share                        $        .59    $        .61    $        .59
                                                      ============    ============    ============

--------------------------------------------------------------------------------
                                      -49-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments are as follows at year-end 1998 and 1997.

                                            1 9 9 8                1 9 9 7
                                       ------------------   --------------------
                                       Carrying     Fair    Carrying      Fair
                                         Value      Value     Value      Value
Financial assets:
   Cash and cash equivalents           $ 44,986   $ 44,986   $ 31,290   $ 31,290
   Securities available for sale        127,862    127,862    127,736    127,736
   Mortgage loans held for sale          25,642     26,037        395        395
   Loans, net                           501,950    503,397    458,474    461,773
   Mortgage servicing rights              7,484      7,484       --         --
   Federal Home Loan Bank stock           3,189      3,189      3,046      3,046
   Accrued interest receivable            4,653      4,653      4,723      4,723

Financial liabilities:
   Demand, savings, and money
     market accounts                   $311,575   $311,568   $280,781   $280,781
   Certificate of deposits              306,391    307,060    268,988    268,347
   Advances from Federal Home Loan
     Bank                                11,884     11,993     12,121     12,005
   Repurchase agreement and other
     borrowings                          26,374     26,479     18,261     18,261
   Accrued interest payable               3,113      3,113      3,521      3,521

The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for borrowed money, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of mortgage loans held for sale is based on current quoted secondary interest price for such loans. For mortgage servicing rights the fair value of the allocated cost of retained servicing rights approximates cost. Liabilities for borrowed money are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.


--------------------------------------------------------------------------------
                                      -50-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                     Years ended December 31, 1998 and 1997

                                                              1998        1997
                                                              ----        ----
Assets
     Cash and cash equivalents                               $13,265     $ 2,019
     Interest bearing deposits                                   454        --
     Investment in subsidiary banks                           68,904      59,329
     Other                                                       359         516
                                                             -------     -------
         Total assets                                        $82,982     $61,864
                                                             =======     =======
Total liabilities                                                141         432

Stockholders' equity
     Common stock                                             28,439      24,989
     Preferred stock                                             905       1,093
     Additional paid-in capital                               34,093      23,777
     Retained earnings                                        17,160      10,612
     Accumulated other comprehensive income                    2,244         961
                                                             -------     -------
         Total stockholders' equity                           82,841      61,432
                                                             -------     -------
         Total liabilities and stockholders' equity          $82,982     $61,864
                                                             =======     =======

                              STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997, and 1996

                                                     1998       1997     1996
                                                     ----       ----     ----

Dividends from subsidiary banks                     $   215    $1,593   $ 1,470
Other income                                            201       220       178
                                                    -------    ------   -------
         Total income                                   416     1,813     1,648

Interest expense                                       --        --         120
Other expense                                           909       213       350
                                                    -------    ------   -------
         Total expenses                                 909       213       470
                                                    -------    ------   -------

(Loss)/Income before income taxes                      (493)    1,600     1,178
Income tax expense (benefit)                            (59)        2      (105)
                                                    -------    ------   -------

(Loss)/Income before equity in undistributed
  income of subsidiaries                               (434)    1,598     1,283

Equity in undistributed net income of subsidiaries    7,243     5,030     4,766
                                                    -------    ------   -------
Net income                                          $ 6,809    $6,628   $ 6,049
                                                    =======    ======   =======

--------------------------------------------------------------------------------
                                      -51-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997, and 1996

                                                   1998        1997      1996
                                                   ----        ----      ----
Operating activities
     Net income                                  $  6,809    $ 6,628    $ 6,049
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Undistributed net income of subsidiaries  (7,243)    (5,030)    (4,766)
         Change in assets                             157       (160)         7
         Change in liabilities                       (291)       293        (10)
                                                 --------    -------    -------
              Net cash provided by (used in)
                operating activities                 (568)     1,731      1,280

Net cash used in investment activities
     Change in time deposit with other banks         (454)     1,200     (1,200)
                                                 --------    -------    -------
Financing activities
     Payments of notes payable                       --         --       (3,244)
     Preferred stock dividends paid                  (146)      (161)      (162)
     Common stock dividends paid                     (115)    (1,214)      (876)
     Effect of internal reorganization             (1,049)      --       (1,846)
     Sales of common stock and stock options
       exercised                                       46        567      6,273
     Proceeds from public offering of common
       stock                                       13,532       --         --
     Repurchase of common stock                      --         (225)      (185)
                                                 --------    -------    -------
               Net cash provided by (used in)
                    financing activities           12,268     (1,033)       (40)
                                                 --------    -------    -------

Net change in cash and cash equivalents            11,246      1,898         40

Cash and cash equivalents, beginning of year        2,019        121         81
                                                 --------    -------    -------
Cash and cash equivalents, end of year           $ 13,265    $ 2,019    $   121
                                                 ========    =======    =======

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

                                                     1998       1997      1996
                                                     ----       ----      ----
Unrealized holding gains and losses on
  securities available for sale                     $ 1,365     $ 829     $(618)
Less reclassification adjustments for gains
  and losses later recognized in income                 (82)     (204)       13
                                                    -------     -----     -----
Other comprehensive income                          $ 1,283     $ 625     $(605)
                                                    =======     =====     =====

--------------------------------------------------------------------------------
                                      -52-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

NOTE 18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

                                                  For the three months ended
                                      3/31/98       6/30/98         9/30/98        12/31/98
                                   -----------    -----------    ------------    ------------
Summary of operations
Interest income - tax equivalent   $    13,786    $    14,339    $     14,330    $     14,290
Net interest income                      7,784          7,885           7,978           8,171
Tax equivalent adjustment (1)             (236)          (236)           (217)           (141)
                                   -----------    -----------    ------------    ------------
Net interest income                      7,548          7,649           7,761           8,030
Provision for credit losses               (524)          (540)           (320)           (322)
Income before income taxes               2,583          2,343           2,675           2,765
Net income                               1,703          1,477           1,677           1,952
Basic earnings per share                  0.14           0.17            0.16            0.17
Diluted earning per share                 0.13           0.16            0.14            0.16
Dividends per common share (2)              --           0.01              --              --

Average common shares                9,988,427      9,998,012      10,410,370      11,375,600
outstanding


                                          For the three months ended
                                     3/31/97        6/30/97        9/30/97        12/31/97
                                   -----------    -----------    -----------    -----------
Summary of operations
Interest income - tax equivalent   $    12,042    $    13,919    $    13,243    $    13,329
 Net interest income                     6,900          7,309          7,452          7,580
Tax equivalent adjustment (1)
                                          (151)          (152)          (136)          (167)
                                   -----------    -----------    -----------    -----------
 Net interest income                     6,749          7,157          7,316          7,413
Provision for credit losses
                                          (360)          (360)          (376)        (1,839)
Income before income taxes               2,446          2,502          3,078          2,008
Net income                               1,588          1,798          1,882          1,360

Basic earnings per share                  0.16           0.18           0.19           0.13
Diluted earnings per share                0.15           0.16           0.17           0.13
Dividends per common share (2)            --             0.03           --             0.09

Average common shares                9,829,470      9,829,962      9,863,988      9,961,524
outstanding

(1) Tax equivalent basis was calculated using a 38% tax rate for 1998 and 34% for 1997.
(2) Dividends declared on common shares divided by net income available to common shareholders.

Note: Certain amounts above which have been presented in prior financial information have been reclassified, causing minor differences from prior presentations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

--------------------------------------------------------------------------------
                                      -53-

                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except share and per date)
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled Election of Directors in the Company's definitive proxy statement for its 1999 Annual meeting of Shareholders (the 1999 Proxy Statement). The information required by this item with respect to executive officers of the Company is set forth herein below.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officer              Age   Position With Company

James L. Clayton     65    Chairman of the Board of Directors since 1996 and
                           Chairman of the Board of Directors of BankFirst since 1992

Fred R. Lawson       62    Director, President and Chief Executive Officer since
                           1996; Director, President and Chief Executive Officer of BankFirst since 1993.

L. A. Walker, Jr.    63    Director, Executive Vice President since 1998;
                           Chairman Of the Board of Directors and Chief
                           Executive Officer of The First National Bank and
                           Trust Company since 1980.

R. Stephen Hagood    48    Executive Vice President of BankFirst since 1993.

C. David Allen       48    Chief Financial Officer and Secretary since 1998;
                           Senior Vice President and Chief Financial Officer of
                           BankFirst since 1993.

The ages listed for the Company's executive officers are as of March 15, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the section entitled Executive Compensation in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  required  by this  item  is  incorporated  herein  by
reference  to the section  entitled   Security  Ownership of  Management  in the
Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   entitled    Interest  of   Management  in  Certain
Transactions in the Company's 1999 Proxy Statement.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are files as a part of this Report:

      1. Financial Statements: The Consolidated Financial Statements of BankFirst Corporation and Reports of Independent Accountants have been included as Part II, ITEM 8 of this filing and are hereby incorporated by reference. These financial statements consist of the following:

                                                                         Page(s)

Report of Independent Accountants                                        27-29

Consolidated Balance Sheets as of December 31, 1998 and 1997             30

Consolidated Statements of Income for the years ended December 31,
  1998, 1997, and 1996                                                   31

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 1998, 1997, and 1996                          32,33

Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997, and 1996                                                   34

Notes to Consolidated Financial Statements                               35-53

      2. Financial Statement Schedules and Exhibits not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto, included in Part II, ITEM 8, and are hereby incorporated by reference.

(b) No Reports on Form 8-K have been filed by the Company during the last quarter of 1998.

(c) Exhibits: The list of exhibits in the Index To Exhibits appearing on page 57 is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BANKFIRST CORPORATION
                                              (Registrant)

                                              BY:/s/ FRED R. LAWSON
                                                 ---------------------------
                                                     Fred R. Lawson
                                                     President and
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date                 Signature                                  Capacity


March 24, 1999       /s/ James L. Clayton         Chairman of The
                     --------------------------   Board of
                         James L. Clayton         Directors

March 24, 1999       /s/ Fred R. Lawson           Director and
                     --------------------------   President &
                         Fred R. Lawson           CEO
                                                  (Principal Executive Officer)

March 24, 1999       /s/ C. David Allen           Vice President and
                     --------------------------   Chief Financial Officer
                         C. David Allen           (Principal Financial Officer)

March 24, 1999       /s/ Scot M. Braun            Corporate Controller
                     --------------------------   (Principal Accounting Officer)
                         Scot M. Braun

March 24, 1999       /s/ C. Scott Mayfield, Jr.   Director
                     --------------------------
                         C. Scott Mayfield, Jr.

March 24, 1999       /s/ C. Warren Neel           Director
                     --------------------------
                         C. Warren Neel

March 24, 1999       /s/ Charles Earl Ogle, Jr.   Director
                     --------------------------
                         Charles Earl Ogle, Jr.

March 24, 1999       /s/ W. David Sullins, Jr.    Director
                     --------------------------
                         W. David Sullins, Jr.

March 24, 1999       /s/ L. A. Walker, Jr.        Director &
                     --------------------------   Executive Vice
                         L. A. Walker, Jr.        President of
                                                  BankFirst Corporation

March 24, 1999       /s/ Geoffrey A. Wolpert      Director
                     --------------------------
                         Geoffrey A. Wolpert

                               INDEX TO EXHIBITS

Exhibit
  No.        Description
-------      -----------
3.1          Amended and Restated Charter of BankFirst Corporation, as amended.

3.2*         Bylaws of BankFirst Corporation.

4*           Form of Common Stock Certificate of BankFirst Corporation.

10.1*        BankFirst Corporation Incentive Stock Option Plan.

10.2*        Agreement and Plan of Merger between Smoky Mountain Bancorp, Inc.
             and First Franklin Bancshares, Inc. dated March 19, 1998.

10.3* BankFirst v. Electronic Communication Corporation, et.al., Partial Settlement Agreement, dated March 18, 1998, between BankFirst Corporation and Paymentech Merchant Services, Inc.

10.4* Lease Agreement between BankFirst and Clayton Homes, Inc., dated July 1, 1997.

10.5*        First National Bank and Trust Company Pension Plan.

10.6* Stock Purchase Agreement, dated January 13, 1998, by and between BankFirst, Curtis Mortgage Company, William H. Curtis and Gordon C. Curtis.

10.7         BankFirst 401(k) Profit Sharing Plan.

10.8         First National Bank & Trust Profit Sharing Plan

11 Statement re computation of per share earnings is incorporated by reference as ITEM 8, Financial Statement footnote #13

21           List of Subsidiaries is files as Exhibit 21 of this Form 10-K

23.1         Consent of Crowe, Chizek and Company LLP - see page 27 of this
             Form 10-K.

23.2         Consent of Coopers & Lybrand LLP - see page 28 of this  Form 10-K.

23.3         Consent of G.R. Rush & Company P.C. - see page 29 of this
             Form 10-K.

27           Financial Data Schedule is filed as Exhibit 27 of this Form 10-K.

--------------------------------------------------------------------------------

* Filed previously with S-4 Registration Statement (File No. 333-52051) dated May 7, 1998.