Form 10-Q
period 1999-03-31
BANKFIRST CORP
filed 1999-05-14
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

        Registrant's telephone number, including area code (423)595-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes X No __

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999:

       Title of Class                                  Shares Outstanding
Common Stock, $2.50 par value                                 11,375,600

                              BANKFIRST CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements .................................... 3

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................ 10

         Item 3. Quantitative and Qualitative Disclosures about
         Market Risk .................................................... 16

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings ...................................... 17

         Item 2. Changes in Securities .................................. 17

         Item 3. Defaults Upon Senior Securities ........................ 17

         Item 4. Submission of Matters to a Vote of Security Holders .... 17

         Item 5. Other information ...................................... 17

         Item 6. Exhibits and Reports on Form 8-K ....................... 17

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

Part I - Financial Information

Item 1. Financial Statements

                              BANKFIRST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                            Mar. 31,   Dec. 31,
                                                              1999       1998
                                                            --------   --------
                                                          (unaudited)

ASSETS
  Cash and due from banks                                   $ 34,151   $ 36,136
  Federal Funds Sold                                           1,800      8,850
  Securities available for sale                              133,909    127,862
  Mortgage loans held for sale                                19,425     25,642
  Loans, net                                                 517,056    501,950
  Premises and equipment, net                                 25,294     24,927
  Mortgage servicing rights                                    7,775      7,484
  Federal Home Loan Bank Stock, at cost                        3,244      3,189
  Intangible assets                                            1,963      2,002
  Accrued interest receivable and other asset                 11,171     10,259
                                                            --------   --------

     Total assets                                           $755,788   $748,301
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits                              $103,634   $117,823
  Interest-bearing deposits                                  502,135    500,143
                                                            --------   --------
     Total deposits                                          605,769    617,966

  Securities sold under agreements to repurchase              25,510     22,208
  Federal funds purchased and other borrowings                 3,956      4,166
  Advances from the Federal Home Loan Bank                    27,255     11,884
  Accrued interest payable and other liabilities               9,370      9,236
                                                            --------   --------
     Total liabilities                                       671,860    665,460

Stockholders' equity
  Common stock:  $2.50 par value, 15,000,000 shares
    authorized, 11,375,600 shares
    outstanding                                               28,439     28,439
  Noncumulative convertible preferred stock:  $5 par
    value, 1,000,000 shares authorized, 181,050
    shares outstanding                                           905        905
  Additional paid-in capital                                  34,093     34,093
  Retained earnings                                           19,197     17,160
  Unrealized gain on securities available for sale             1,294      2,244
                                                            --------   --------
     Total stockholders' equity                               83,928     82,841
                                                            --------   --------

     Total liabilities and stockholders' equity             $755,788   $748,301
                                                            ========   ========

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                   Three months ended March 31,
                                            (Unaudited)
                                          1999       1998
                                        --------   --------
Interest income
    Interest and fees on loans          $ 11,896   $ 11,575
    Taxable securities                     1,379      1,429
    Nontaxable securities                    413        454
    Other                                    219         92
                                        --------   --------
                                          13,907     13,550

Interest expense
    Deposits                               5,313      5,339
    Short-term borrowings                    565        455
    Long-term borrowings                      77        208
                                        --------   --------
                                           5,955      6,002
                                        --------   --------
Net interest income                        7,952      7,548

Provision for credit losses                  419        524
                                        --------   --------
Net interest income after provision
for credit losses                          7,533      7,024
Noninterest income
    Service charges and fees               1,102        957
    Net securities gains                      36         10
    Net gain (loss) on loan sales           (332)       203
    Loan servicing income, net of
      Amortization                           807        417
    Trust department income                  264        184
    Other                                    723        241
                                        --------   --------
                                           2,600      2,012

Noninterest expenses
    Salaries and employee benefits         3,985      3,459
    Occupancy expense                        515        679
    Equipment expense                        659        496
    Office expense                           456        309
    Data processing fee                      393        284
    Advertising                              132         89
    Other                                    877      1,137
                                        --------   --------
                                           7,017      6,453
                                        --------   --------
Income before income taxes                 3,116      2,583
Provision for income taxes                 1,047        880
                                        --------   --------
Net Income                              $  2,069   $  1,703
                                        ========   ========

Earnings per share:
    Basic                               $   0.18   $   0.17
    Diluted                             $   0.17   $   0.16

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months ended March 31, 1999
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                       Net
                                                                   Unrealized     Total
                                               Additional             Gains       Stock-
                              Common  Preferred Paid-in  Retained    (Losses)    holders'
                               Stock    Stock   Capital  Earnings  on Securities  Equity
                             -------- --------- -------- --------- ------------   -------
Balance, January 1, 1998      $24,989  $ 1,093  $23,777   $10,612      $ 961     $61,432

Sale of common stock, 118
 shares                            --       --       --         9         --            9

Conversion of 2,703 shares
 of Preferred stock into
 1,669 Shares of common
 stock                              4      (14)      10        --         --            0

Stock options exercised,
 814 shares                         2       --       25        --         --           27

Cash dividend on preferred
 stock                             --       --       --       (39)        --          (39)

Comprehensive income:
  Net income                       --       --       --     1,703         --        1,703

  Change in unrealized
   gains (losses), net of
   reclassification                --       --       --        --        330          330
                                                                                  -------
     Total comprehensive
      income                                                                        2,033
                             --------  -------- -------  --------   --------      -------
Balance, March 31, 1998       $24,995   $1,079  $23,821   $12,276     $1,291      $63,462
                             ========  ======== =======  ========   ========      =======


                                                                         Net
                                                                      Unrealized     Total
                                                Additional              Gains       Stock-
                              Common  Preferred  Paid-in   Retained    (Losses)    holders'
                               Stock    Stock    Capital   Earnings  on Securities  Equity
                             -------- ---------  --------  --------- ------------   -------
Balance, January 1, 1999      $28,439  $  905    $34,093    $17,160     $2,244      $82,841

Cash dividend on preferred
  stock                            --      --         --        (32)        --          (32)

Comprehensive income:

  Net income                       --      --         --      2,069         --        2,069

  Change in unrealized
   gains (losses), net of
   reclassification                --      --         --         --       (950)        (950)
                                                                                    -------
     Total comprehensive
      income                                                                          1,119
                             --------  ------    -------   --------   --------      -------
Balance, March 31, 1999       $28,439  $  905    $34,093    $19,197     $1,294      $83,928
                             ========  ======    =======   ========   ========      =======

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                             (Unaudited)
                                                            1999        1998
                                                         --------    --------
Cash flows from operating activities
   Net income                                            $  2,069    $  1,703
   Adjustments to reconcile net income to net cash from
     operating activities
     Provision for credit losses                              419         524
     Depreciation                                             454         413
     Amortization and accretion, net                          429         255
     Net (gains) losses on securities sales                   (36)        (10)
     Net (gains) losses on sales of mortgage loans            332        (203)
     Proceeds from sales of mortgage loans held for sale   52,824      29,806
     Purchases of mortgage loans held for sale             (8,957)    (11,944)
     Originations of mortgage loans held for sale         (39,572)    (30,963)
     Changes in assets and liabilities
       Accrued interest receivable and other assets          (911)     (2,483)
       Accrued interest payable and other liabilities         638      (2,590)
                                                         --------    --------
         Net cash flows from operating activities           7,689     (15,492)

Cash flows from investing activities
   Net cash paid for mortgage company                          --      (7,449)
   Purchase of securities                                  (7,000)     (4,105)
   Proceeds from maturities of securities                   1,384       1,633
   Proceeds from sale of securities                         4,936          14
   Net increase in loans                                  (22,066)    (14,979)
   Purchase of FHLB stock                                     (55)         --
   Premises and equipment expenditures, net                  (367)       (214)
                                                         --------    --------
     Net cash from investing activities                   (23,168)    (25,100)

Cash flows from financing activities
   Net change in deposits                                 (12,197)     17,524
   Net change in securities sold
     under agreements to repurchase                         3,302       2,873
   Net change in federal funds purchased                       --      14,291
   Advances from the FHLB                                  15,371      35,229
   Repayments to the FHLB                                      --     (20,000)
   Repayment of notes payable                                  --      (5,798)
   Preferred stock dividends paid                             (32)        (39)
   Sales of stock and stock options exercised                  --          36
                                                         --------    --------
     Net cash from financing activities                     6,444      44,116

Net change in cash and cash equivalents                    (9,035)      3,524

Cash and cash equivalents, beginning of period             44,986      31,290
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 35,951    $ 34,814
                                                         ========    ========

Supplemental disclosures:
   Interest paid                                         $  5,997    $  6,116
   Income taxes paid                                          254         298

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its wholly-owned subsidiaries, BankFirst, First National Bank and Trust Company (together referred to as the "Banks"), and BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings. Federal Home Loan Bank (FHLB) advances consist of long-term advances which exceed one year, with both fixed rate and variable rate terms.

Reclassifications: Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

                              BANKFIRST CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar
             amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below:

                                   Three Months Ended
                                        March 31,
                                       (Unaudited)
                                    1999         1998
                                   -------     -------
Earnings Per Share

Net income                        $  2,069     $ 1,703
Less:  Dividends declared
on preferred stock                     (32)        (39)
                                  --------     -------
Net income available to common
stockholders                      $  2,037     $ 1,664
                                  ========     =======

Weighted average common
shares outstanding              11,375,600   9,988,427
                                ==========   =========

Earnings per share                $   0.18     $  0.17
                                  ========     =======

                              BANKFIRST CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar
             amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Earnings Per Share (Continued):

                                    Three Months Ended
                                         March 31,
                                        (Unaudited)
                                     1999       1998
                                   -------     -------

Earnings Per Share Assuming
Dilution

Net income available to common
stockholders                        $ 2,037    $ 1,664

Add back dividends upon assumed
Conversion of preferred stock            32         39
                                    -------    -------

Net income available to common
stockholders assuming conversion    $ 2,069    $ 1,703
                                    =======    =======

Weighted average common shares
outstanding                     11,375,600   9,988,427

Add:  Dilutive effects of assumed
Conversions and exercises:
   Convertible preferred stock     558,992     666,298
   Stock options                   373,976     249,531
                                   -------     -------

Weighted average common and
dilutive potential common
shares outstanding              12,308,568  10,904,256
                                ----------  ----------

Earnings per share
assuming dilution                   $ 0.17     $  0.16
                                    s======     =======

Part I - Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation. The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("Athens"). The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the three months ending March 31, 1999 and 1998.

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

Overview

BankFirst Corporation, a Tennessee corporation, is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship oriented, community bank business strategy. The Company conducts its banking business through BankFirst, a Tennessee banking corporation, which has 24 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through The First National Bank and Trust Company, a national banking association acquired on July 2, 1998, with eight offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit cards services and brokerage services.

Financial Condition

Total assets grew from $748.3 million at year-end 1998 to $755.8 million at March 31, 1999, a $7.5 million increase. The primary changes in assets included a $15.1 million increase in net loans, offset partially by a $6.2 million reduction in mortgage loans held for sale. For the three months ended March 31, 1999, the mortgage banking subsidiary of BankFirst purchased and originated $48.5 million of loans and sold $52.8 million of loans purchased and originated.

Total liabilities grew from $665.5 million at year-end 1998 to $671.9 million at March 31, 1999, an increase of $6.4 million. Deposits declined $12.2 million during this period, most significantly in noninterest-bearing deposits. This decline is attributable to the Banks' temporary seasonal commercial deposit fluctuations. To accommodate the Banks' increased loan demand, Federal Home Loan Bank advances were increased by $15.4 million, which accounted for the increase in total liabilities.

From year-end 1998 to March 31, 1999, equity grew by a net of $1.1 million, consisting of net earnings of $2.1 million less a $950,000 change in unrealized losses on securities held for sale.

The leverage capital ratio increased from 10.7% at year-end 1998 to 10.8% at March 31, 1999 due to the increase in net income. This ratio maintains the Company in the "well capitalized" category.

Management expects growth to continue through expansion of retail locations, expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage and trust services through BankFirst Trust Company, and possible future mergers or acquisitions. At the present time, the Company has no present agreements, arrangements or commitments with respect to any other acquisition.

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Net interest income increased $404,000, or 5.4%, to $7.9 million for the three months ended March 31, 1999, from $7.5 million for the three months ended March 31, 1998. The increase in net interest income was due primarily to an increase in average earning assets and an increase in the percentage of average earning assets invested in loans, the Company's highest yielding assets.

The Company's net interest spread and net interest margin were 3.99% and 4.71%, respectively, for the three months ended March 31, 1999, as compared to 4.14% and 4.90% for the three months ended March 31, 1998. The decrease in the net interest spread and the net interest margin were primarily the result of increased competitive pressures on loan rates, coupled with higher borrowing costs associated with short-term liabilities such as fed funds borrowed and Federal Home Loan Advances.

The provision for credit losses was $419,000 for the three months ended March 31, 1999, compared to $524,000 for the same period in 1998. The decrease in the provision was attributable to generally stable delinquency percentages on the loan portfolio. The Company experienced net charge-offs of $62,000 for the three months ended March 31, 1999 resulting in a ratio of net charge-offs to average loans of less than 0.1%.

Noninterest income increased $588,000 to $2.6 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998, primarily attributable to mortgage banking operations.

Loan servicing income increased to $807,000 for the three months ended March 31, 1999, as compared to $417,000 for the same three month period in 1998. The mortgage company sells loans while retaining the servicing rights, which has the overall effect of producing less immediate gains at time of sale, while providing longer-term income streams from the servicing rights of those loans sold on the secondary market. Net losses on the sale of mortgage loans were $332,000 for the three months ended March 31, 1999 compared to net gains of $203,000 for the same period in 1998. Resulting gains or losses for such periods correspond to the interest rate environment within the secondary market at the time of sale.

Noninterest expense increased $564,000, to $7.0 million for the three months ended March 31, 1999, from $6.5 million for the three months ended March 31, 1998. The primary component of noninterest expense is salaries and benefits, which increased $526,000, or 15.2%, to $4.0 million for the three months ended March 31, 1999, from $3.5 million for the three months ended March 31, 1998. Salaries and benefits as well as other noninterest expense categories increased primarily due to increases in personnel.

Net income increased $366,000, or 21.5%, to $2.1 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998.

Provision for Credit Losses and Asset Quality

The provision for credit losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. The Company applies a systematic process for determining the adequacy of the allowance for loan losses including an internal loan review function and a monthly analysis of the adequacy of the allowance. The monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

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

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $32,000 with respect to its noncumulative convertible preferred stock, for the first three months of 1999. The Company retained $2.0 million of earnings for the first three months of 1999.

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

The Company's Tier 1 risk-based and total risk-based ratios were 13.80% and 15.00% respectively, as of March 31, 1999. Both bank subsidiaries also individually met the definition of "well capitalized" as of March 31, 1999.

Market Risk

The Company uses an earnings simulation model (summarized below) to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 bp. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to interest rates are also incorporated in the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

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

                              Market Risk Analysis
                               At March 31, 1999

                               Decrease in Rates             Increase in Rates
                               200          100               100         200
                              Basis        Basis    Level    Basis      Basis
                              Points       Points   Rates    Points     Points

Projected Interest Income

Loans                         45,840       47,689   49,537   51,386     53,217
Investments                    7,740        7,874    8,019    8,141      8,273
Federal Funds Sold               122          143      163      184        205
Total Interest Income         53,702       55,706   57,719   59,711     61,695

Projected Interest Expense

Deposits                      19,707       20,152   21,276   22,411     23,312
FHLB Term Advances               784        1,024    1,265    1,505      1,703
Fed Funds Purchased
  & Other Borrowings           1,608        1,758    1,909    2,055      2,173
Total Interest Expense        22,099       22,934   24,450   25,971     27,188

Net Interest Income           31,603       32,772   33,269   33,740     34,507
Change from Level Rates       (1,666)        (497)      --      471      1,238
% Change From Level Rates     (5.01%)      (1.49%)      --    1.42%      3.72%


                         Summarized Market Risk Analysis
                              At December 31, 1998

                               Decrease in Rates             Increase in Rates
                               200          100               100         200
                              Basis        Basis    Level    Basis      Basis
                              Points       Points   Rates    Points     Points

Projected Total
Interest Income              $49,667      $51,888  $54,085   $56,333   $58,546

Projected Total
Interest Expense              20,824       22,594   23,524    25,032    26,394

Net Interest Income           28,843       29,294   30,561    31,301    32,152

Change from Level Rates       (1,738)      (1,287)      --       720     1,571

% Change From Level Rates     (5.68%)      (4.21%)      --      2.35%    5.14%

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

The Company initiated a comprehensive Year 2000 compliance program in mid-1997, including an Awareness and Assessment phase, and a Remediation phase, and began a comprehensive Testing phase during 1998. BankFirst's data processing service bureau implemented new software, which has been Year 2000 certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computers and their operating systems, which have been tested for Year 2000 compliance. A new servicing system for Curtis Mortgage that is Year 2000 compliant is scheduled for implementation by June 30, 1999. Management believes the Year 2000 program is on schedule with the goals established by its regulators, in that it is has 100% of its mission-critical testing complete in out-sourced , host-based services and 85% of its internal and third-party supported, mission-critical software testing complete. Facilities, office equipment, supplies, security equipment, HVAC and elevator systems have all been assessed and, where possible, tested. All testing of both internal and external systems is expected to be completed by June 30, 1999.

The Company has evaluated its Year 2000 compliance-related credit risk; since a high concentration of the Company's customer base consists of larger Commercial Loan customers maintaining total credit relationships of $500,000 or more which have been aggressively evaluated by their relationship manager regarding their possible Y2K credit risk, management believes that its Year 2000 compliance-related credit risk has been proactively addressed. Year 2000 credit risk analysis is an ongoing monitoring and evaluation effort within the Company, and although it has taken prudent steps to address the Year 2000 issue, there is no absolute assurance that there can be no problems relating to this issue.

Management believes that the total costs of becoming Year 2000 compliant will not be material. During 1998, the Company projected Year 2000 project costs to be approximately $295,700 and incurred approximately $163,750 in costs relative to the Year 2000 effort. Several vendor charges relating to Year 2000 compliance testing and software modifications incurred during 1998 are expected to be incurred by the first half of 1999. Year 2000 project costs for 1999 are projected to be approximately $150,000.

Management understands the broad scope of the Year 2000 issue and has developed a plan which includes monitoring of those other entities with which it routinely interacts including suppliers, creditors, borrowers, customers and other financial service organizations. While monitoring of these entities allows the Company to assess its possible Year 2000-related risks, the Company also has been developing a broad-spectrum contingency plan designed to minimize adverse impact to mission critical systems. The plan includes analysis of customer demand for currency and funds availability. The plan also consists of developing and testing alternative methods and locations for core service delivery and operations support. Additionally, the Company's service bureaus maintain a contingency plan for data processing. The service bureaus house a second, tested, Year 2000 compliant system in the event of system failure. The service bureaus also maintain an off-site data processing system with a third-party data processor in the event of critical power failure. Both contingency systems have been certified Year 2000 compliant and have been tested by the Company using post-January 2000 dates.

Management believes that the Company and its affiliates are currently in compliance with each applicable directive issued by Regulatory Authorities.

New Accounting and Reporting Requirements

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses from changes in the value of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. BankFirst is required to adopt the new standard January 1, 2000. Management has not yet determined the impact of this standard.

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

FDIC   Improvement   Act   (FDICIA)  of  1991.   The  FDICIA   stipulates   many
responsibilities of financial institutions, its boards of directors and accountants. Many of the provisions have already been effective for the Company; however there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual bank basis, not on consolidated assets. BankFirst, taken alone, is already subject to this Act. As a result, BankFirst will be required to comply with the FDICIA reporting requirements during 1999. Athens had total year-end 1998 assets of $196 million, and will not be subject to the FDICIA reporting requirements for the foreseeable future.

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

Item 3.  Defaults Upon Senior Securities           None

Item 4.  Submission of Matters to a vote           None
             of Security Holders

Item 5.  Other Information                         None

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 27 - Financial Data Schedule

      b.    Reports on Form 8-K
            The Company filed no reports on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANKFIRST CORPORATION
                                           by

Date:  May 14, 1999                        /s/ C. David Allen
                                           -----------------------------
                                           C. David Allen
                                           Chief Financial Officer