Form 10-Q
period 1999-06-30
BANKFIRST CORP
filed 1999-08-16
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1999:

       Title of Class                                  Shares Outstanding
Common Stock, $2.50 par value                              11,375,600

                              BANKFIRST CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements .....................................3

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................10

         Item 3. Quantitative and Qualitative Disclosures about
         Market Risk .....................................................17

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders......18

         Item 6. Exhibits and Reports on Form 8-K ........................19

         SIGNATURES.......................................................19


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

Part I - Financial Information

Item 1. Financial Statements
                              BANKFIRST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                            June 30,   Dec. 31,
                                                              1999       1998
                                                            --------   --------
                                                          (unaudited)
ASSETS
  Cash and due from banks                                   $ 31,024   $ 36,136
  Federal Funds Sold                                           1,300      8,850
  Securities available for sale                              134,145    127,862
  Mortgage loans held for sale                                13,363     25,642
  Loans, net                                                 544,843    501,950
  Premises and equipment, net                                 25,694     24,927
  Mortgage servicing rights                                    8,304      7,484
  Federal Home Loan Bank Stock, at cost                        3,301      3,189
  Intangible assets                                            1,923      2,002
  Accrued interest receivable and other asset                 10,922     10,259
                                                            --------   --------

     Total assets                                           $774,819   $748,301
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits                              $113,921   $117,823
  Interest-bearing deposits                                  503,186    500,143
                                                            --------   --------
     Total deposits                                          617,107    617,966

  Securities sold under agreements to repurchase              21,317     22,208
  Federal funds purchased and other borrowings                15,100      4,166
  Advances from the Federal Home Loan Bank                    29,223     11,884
  Accrued interest payable and other liabilities               7,804      9,236
                                                            --------   --------
     Total liabilities                                       690,551    665,460

Stockholders' equity
  Common stock:  $2.50 par value, 30,000,000 shares
    authorized, 11,375,600 shares
    outstanding                                               28,439     28,439
  Noncumulative convertible preferred stock:  $5 par
    value, 1,000,000 shares authorized, 181,050
    shares outstanding                                           905        905
  Additional paid-in capital                                  34,093     34,093
  Retained earnings                                           21,366     17,160
  Unrealized gain on securities available for sale              (535)     2,244
                                                            --------   --------
     Total stockholders' equity                               84,268     82,841
                                                            --------   --------

     Total liabilities and stockholders' equity             $774,819   $748,301
                                                            ========   ========


--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------------------------

                                    Three months ended June 30,   Six months ended June 30,
                                            (Unaudited)                 (Unaudited)
                                          1999       1998              1999       1998
                                        --------   --------          --------    --------
Interest income
    Interest and fees on loans          $ 12,498   $ 12,004          $ 24,394    $ 23,579
    Taxable securities                     1,513      1,425             2,892       2,854
    Nontaxable securities                    410        463               823         917
    Other                                    140        211               359         303
                                        --------   --------          --------    --------
                                          14,561     14,103            28,468      27,653
Interest expense
    Deposits                               5,378      5,765            10,691      11,104
    Short-term borrowings                    444        481             1,009         936
    Long-term borrowings                     386        208               463         416
                                        --------   --------          --------    --------
                                           6,208      6,454            12,163      12,456
                                        --------   --------          --------    --------
Net interest income                        8,353      7,649            16,305      15,197

Provision for credit losses                  461        540               880       1,064
                                        --------   --------          --------    --------
Net interest income after provision
for credit losses                          7,892      7,109            15,425      14,133

Noninterest income
    Service charges and fees               1,184      1,022             2,286       1,979
    Net securities gains(losses)             (26)         1                10          11
    Net gain (loss) on loan sales          1,019        591             1,909         980
    Loan servicing income, net of
      amortization                            33        247               153         479
    Trust department income                  261        162               525         346
    Other                                    474        260               662         501
                                        --------   --------          --------    --------
                                           2,945      2,283             5,545       4,296
Noninterest expenses
    Salaries and employee benefits         4,092      3,694             8,077       7,153
    Occupancy expense                        537        678             1,052       1,357
    Equipment expense                        707        542             1,366       1,038
    Office expense                           479        384               935         693
    Data processing fee                      441        336               834         620
    Advertising                              210         79               342         168
    Other                                  1,017      1,337             1,894       2,474
                                        --------   --------          --------    --------
                                           7,483      7,050            14,500      13,503
                                        --------   --------          --------    --------
Income before income taxes                 3,354      2,342             6,470       4,926
Provision for income taxes                 1,152        866             2,199       1,746
                                        --------   --------          --------    --------
Net Income                              $  2,202   $  1,476             4,271       3,180
                                        ========   ========          ========    ========

Earnings per share:
    Basic                               $   0.19   $   0.14           $   0.37   $   0.31
    Diluted                             $   0.17   $   0.13           $   0.34   $   0.29

--------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1999
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)

-----------------------------------------------------------------------------------------
                                                                                   Net
                                                                   Unrealized     Total
                                               Additional             Gains       Stock-
                              Common  Preferred Paid-in  Retained    (Losses)    holders'
                               Stock    Stock   Capital  Earnings  on Securities  Equity
                             -------- --------- -------- --------- ------------   -------
Balance, January 1, 1998      $24,989  $ 1,093   $23,777   $10,612    $  961      $61,432

Sale of common stock, 118
 shares                            --       --         9        --        --            9

Conversion of 2,703 shares of
 Preferred stock into 1,669
 Shares of common stock             4      (14)       10        --        --            0

Stock options exercised,
 857 shares                         2       --        26        --        --           28

Cash dividend on preferred stock   --       --        --       (78)       --          (78)

Cash dividend on common stock      --       --        --      (114)       --         (114)

Comprehensive income:
  Net income                       --       --        --     3,180        --        3,180

  Change in unrealized gains
   (losses), net of
   reclassification                --       --        --        --       220          220
                                                                                  -------
     Total comprehensive income                                                     3,400

                              -------  -------   -------   -------    ---------   -------
Balance, June 30, 1998        $24,995   $1,079   $23,822   $13,600    $1,181      $64,677
                              =======  =======   =======   =======    =========   =======


                                                                       Net
                                                                   Unrealized     Total
                                               Additional             Gains       Stock-
                              Common  Preferred Paid-in  Retained    (Losses)    holders'
                               Stock    Stock   Capital  Earnings  on Securities  Equity
                              -------  ------   -------  --------   ----------    -------
Balance, January 1, 1999      $28,439  $  905   $34,093   $17,160      $2,244     $82,841

Cash dividend on preferred stock   --      --        --       (65)         --         (65)

Comprehensive income:
  Net income                       --      --        --     4,271          --       4,271

  Change in unrealized gains
   (losses), net of
   reclassification                --      --        --        --      (2,779)     (2,779)
                                                                                  -------
     Total comprehensive income                                                     1,492

                             --------  ------   -------  --------    --------     -------
Balance, June 30, 1999        $28,439   $ 905   $34,093   $21,366      $ (535)    $84,268
                             ========  ======   =======  ========    ========     =======

------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                              BANKFIRST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------
                                                       Six months ended June 30,
                                                             (Unaudited)
                                                            1999        1998
                                                         --------    --------
Cash flows from operating activities
   Net income                                            $  4,271    $  3,180
   Adjustments to reconcile net income to net cash from
     operating activities
     Provision for credit losses                              880       1,067
     Depreciation                                             909       1,042
     Amortization of mortgage servicing rights                870         435
     Amortization and accretion, net                           56          16
     Net (gains) losses on securities sales                   (10)        (11)
     Net (gains) losses on sales of mortgage loans         (1,909)       (980)
     Proceeds from sales of mortgage loans held for sale  111,004      56,767
     Purchases of mortgage loans held for sale            (19,286)    (20,482)
     Originations of mortgage loans held for sale         (79,439)    (69,778)
     Changes in assets and liabilities
       Accrued interest receivable and other assets          (580)     (3,018)
       Accrued interest payable and other liabilities      (1,432)        (59)
                                                         --------    --------
         Net cash flows from operating activities          15,334     (31,821)

Cash flows from investing activities
   Net cash paid for mortgage company                          --      (7,449)
   Purchase of securities                                 (39,150)    (12,098)
   Proceeds from maturities of securities                  17,338      13,555
   Proceeds from sale of securities                        12,760          14
   Net increase in loans                                  (43,394)      2,110
   Purchase of FHLB stock                                    (112)        (86)
   Premises and equipment expenditures, net                (1,896)     (1,868)
                                                         --------    --------
     Net cash from investing activities                   (54,454)     (5,822)

Cash flows from financing activities
   Net change in deposits                                    (859)     38,965
   Net change in securities sold
     under agreements to repurchase                          (891)     (6,252)
   Net change in federal funds purchased                   10,000       7,851
   Increase in other borrowed funds                           934         650
   Repayment of other borrowed funds                           --      (6,505)
   Advances from the FHLB                                  27,339      35,500
   Repayments to the FHLB                                 (10,000)    (20,000)
   Repayment of notes payable                                  --      (5,798)
   Cash dividends paid on preferred stock                     (65)        (78)
   Cash dividends paid on common stock                         --        (114)
   Sales of stock and stock options exercised                  --          37
                                                         --------    --------
     Net cash from financing activities                    26,458      44,256

Net change in cash and cash equivalents                   (12,662)      6,613

Cash and cash equivalents, beginning of period             44,986      31,290
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 32,324    $ 37,903
                                                         ========    ========

Supplemental disclosures:
   Interest paid                                         $ 11,777    $ 12,232
   Income taxes paid                                        1,665       1,692

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

                              BANKFIRST CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its wholly-owned subsidiaries, BankFirst, The First National Bank and Trust Company (together referred to as the "Banks"), and BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings. Federal Home Loan Bank ("FHLB") advances consist of variable rate long-term advances, which exceed one year.

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below:

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                      (Unaudited)            (Unaudited)
                                   1999         1998       1999         1998
                                  -------     -------     -------     -------
Earnings Per Share

Net income                       $  2,202     $ 1,476     $ 4,271     $ 3,180
Less:  Dividends declared
on preferred stock                    (33)        (39)        (65)        (78)
                                 --------     -------     -------     -------
Net income available to common
stockholders                     $  2,169     $ 1,437       4,206     $ 3,102
                                 ========     =======     =======     =======

Weighted average common shares
outstanding                    11,375,600   9,997,875  11,375,600   9,998,045
                               ==========   =========  ==========   =========

Earnings per share              $    0.19    $   0.14        0.37    $   0.31
                                =========    ========   =========    ========

                              BANKFIRST CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share and per share data)
------------------------------------------------------------------------------


Earnings Per Share (Continued):


                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                       (Unaudited)           (Unaudited)
                                    1999         1998      1999         1998
                                   -------     -------    -------     -------

Earnings Per Share Assuming
Dilution

Net income available to common
stockholders                       $ 2,169     $ 1,437   $  4,206     $ 3,102

Add back dividends upon assumed
Conversion of preferred stock           33          39         65          78
                                    ------      ------     ------      ------
Net income available to common
stockholders assuming conversion   $ 2,202     $ 1,476    $ 4,271     $ 3,180
                                   =======     =======    =======     =======
Weighted average common shares
outstanding                     11,375,600   9,997,875 11,375,600   9,998,045


Add:  Dilutive effects of assumed
Conversions and exercises:
   Convertible preferred stock     558,992     666,298    558,992     666,298
   Stock options                   372,422     380,898    389,380     380,898
                                   -------     -------    -------     -------

Weighted average common and
dilutive potential common
shares outstanding              12,307,014  11,045,071 12,323,972  11,045,241
                                ----------  ---------- ----------  ----------

Earnings per share
assuming dilution                $    0.17    $   0.13    $  0.34    $   0.29
                                 =========    ========  =========    ========

Part I - Financial Information
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation. The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("FNB"). The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the three months and six months ending June 30, 1999 and 1998.

This discussion and analysis includes various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for credit losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipates," "projects," "expects," "believes," "plans", and similar expressions are intended to identify forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

In addition to factors disclosed by the Company elsewhere in this discussion and analysis, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients' acceptance of the Company's products and services; credit risks of lending activities and competitive factors; and the extent and timing of legislative and regulatory actions and reforms.

Overview

BankFirst Corporation, a Tennessee corporation, is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship oriented, community bank business strategy. The Company conducts its banking business through BankFirst, a Tennessee banking corporation, which has 24 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through FNB, a national banking association acquired on July 2, 1998, with eight offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit cards services and brokerage services.

Financial Condition

Total assets grew from $748.3 million at year-end 1998 to $774.8 million at June 30, 1999, a $26.5 million increase. The primary changes in assets included a $42.9 million increase in net loans, offset partially by a $12.3 million reduction in mortgage loans held for sale. Of this net loan growth, commercial loans grew by $26.5 million and installment loans grew by $4.2 million. For the six months ended June 30, 1999, the mortgage banking subsidiary of BankFirst purchased and originated $98.7 million of loans and sold $110.1 million of loans purchased and originated.

Total liabilities grew from $665.5 million at year-end 1998 to $690.6 million at June 30, 1999, an increase of $25.1 million. Deposits declined $859 thousand during this period, with approximately $3.0 million in deposits shifting from noninterest-bearing to interest-bearing. To accommodate the Banks' increased loan demand, Federal Home Loan Bank advances were increased by $17.3 million and federal funds purchased were increased by $10.0 million, which accounted for the increase in total liabilities.

From year-end 1998 to June 30, 1999, equity grew by a net of $1.4 million, consisting of net earnings of $4.3 million, a preferred stock cash dividend of $65 thousand, and less a $2.8 million reduction in the difference between the fair value and amortized cost of securities held for sale.

The leverage capital ratio decreased from 10.7% at year-end 1998 to 9.81% at June 30, 1999 due to the increase in assets. This ratio maintains the Company in the "well capitalized" category.

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

Results of Operations

Net interest income increased $1.1 million, or 7.3%, to $16.3 million for the six months ended June 30, 1999, from $15.2 million for the six months ended June 30, 1998. The increase in net interest income was due primarily to an increase in total average earning assets and a proportionate increase of earning assets invested in loans, the Company's highest yielding assets.

The Company's net interest spread and net interest margin were 3.94% and 4.85%, respectively, for the six months ended June 30, 1999, as compared to 4.04% and 4.99% for the comparable 1998 period. The decrease in the net interest spread and the net interest margin were primarily attributable to increased competitive pressures on loan rates, coupled with higher borrowing costs associated with longer-term liabilities such as fed funds borrowed and Federal Home Loan Advances.

The provision for credit losses was $880,000 for the six months ended June 30, 1999, compared to $1.1 million for the same period in 1998. The decrease in the provision was attributable to generally stable delinquency percentages on the loan portfolio. The Company experienced net charge-offs of $379,000 for the six months ended June 30, 1999 resulting in a ratio of net charge-offs to average loans of less than 0.1%.

Noninterest income increased $1.2 million to $5.5 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998, primarily attributable to mortgage banking operations and increases in deposit service charges/fees. Trust fee income increased 52% from $346 thousand for the first six months of 1998 to $525 thousand for the comparable 1999 period.

Mortgage banking revenues include origination fees, points, gain or loss on sales of loans, loan servicing income, and recognition of the value of loan servicing. The value of servicing rights on mortgage loans sold "servicing-retained" is recognized as an asset, with a corresponding amount recorded as income; the asset is amortized over the expected life of the loan since the amount of servicing income earned on each loan declines in proportion to the loan balance. Net gains and losses on loans, coupled with loan servicing income and related amortization, were $1.9 million and $153 thousand respectively for the six months ended June 30, 1999 compared to $980 thousand and $479 thousand, respectively, for the same period in 1998.

Noninterest expense increased $1.0 million, to $14.5 million for the six months ended June 30, 1999, from $13.5 million for the comparable 1998 period. The primary component of noninterest expense is salaries and benefits, which increased $924 thousand, or 12.9%, to $8.1 million for the six months ended June 30, 1999, from $7.2 million for the same period in 1998. Salaries and benefits as well as other noninterest expense categories increased primarily due to increases in personnel. "Other noninterest expense" includes $893 thousand for the six months ended June 30, 1998 that is attributable to expenses associated with the merger of FNB (which was finalized in July, 1998) and other noncapitalized expenses in preparation for the August, 1998 initial public offering of the Company's common stock.

Net income increased $1.1 million, or 34.3%, to $4.3 million for the six months ended June 30, 1999 from $3.2 million for the six months ended June 30, 1998.

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

The Company actively solicits customer cash management relationships which often includes a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the subsidiary banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to maintain customer relationships because of its strong business lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $65 thousand with respect to its noncumulative convertible preferred stock, for the first six months of 1999. The Company retained $4.3 million of earnings for the first six months of 1999. The Company announced on June 17, 1999 that its Board of Directors had approved a stock repurchase plan, whereby the Company was authorized to acquire up to 100,000 shares of its Common Stock, representing approximately 0.9% of the 11,375,600 currently outstanding total common shares.

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

The  Company's  Tier 1 risk-based  and total  risk-based  ratios were 12.76% and
13.98%  respectively,   as  of  June  30,  1999.  Both  bank  subsidiaries  also
individually met the definition of "well capitalized" as of June 30, 1999.

Market Risk

The Company uses an earnings simulation model (summarized below) to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 bp. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

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

As shown in the tables below, there was a change on the impact of interest rate changes on net interest income at June 30, 1999 compared to December 31, 1998. The Company continues to remain asset sensitive, causing a projected decrease in net interest income from a decrease in interest rates, and having an opposite affect from an increase in interest rates.

                              Market Risk Analysis
                               At June 30, 1999

                               Decrease in Rates             Increase in Rates
                               200          100               100         200
                              Basis        Basis    Level    Basis      Basis
                              Points       Points   Rates    Points     Points
Projected Interest Income

Loans                         44,114       48,045   52,503   56,523     61,315
Investments                    6,730        7,575    8,297    9,074      9,864
Federal Funds Sold                51           74       86       99        124

Total Interest Income         50,895       55,694   60,886   65,696     71,303

Projected Interest Expense

Deposits                      17,319       19,593   21,316   23,330     25,313
FHLB Term Advances               870        1,147    1,424    1,701      1,955
Fed Funds Purchased                3            3        3        3          3
  & Other Borrowings           1,118        1,332    1,485    2,000      2,167
Total Interest Expense        19,310       22,075   24,228   27,034     29,438

Net Interest Income           31,585       33,619   36,658   38,662     41,865
Change from Level Rates       (5,073)      (3,039)      --    2,004      5,207
% Change From Level Rates    (13.84%)      (8.29%)      --    5.47%     14.20%



                         Summarized Market Risk Analysis
                              At December 31, 1998

                               Decrease in Rates             Increase in Rates
                               200          100               100         200
                              Basis        Basis    Level    Basis      Basis
                              Points       Points   Rates    Points     Points

Projected Total
Interest Income              $49,667      $51,888  $54,105   $56,333   $58,546

Projected Total
Interest Expense              20,824       22,594   23,524    25,032    26,394

Net Interest Income           28,843       29,294   30,581    31,301    32,152

Change from Level Rates       (1,738)      (1,287)      --       720     1,571

% Change From Level Rates     (5.68%)      (4.21%)      --     2.35%     5.14%

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

The Company initiated a comprehensive Year 2000 compliance program in mid-1997. This included an Awareness and Assessment phase and a Remediation phase, and began a comprehensive Testing phase during 1998. BankFirst affiliated data processing service bureau implemented new software, which has been Year 2000-certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computers and their operating systems, which have been tested for Year 2000 compliance. FNB's data processing service bureau is also Year 2000 ready. Curtis Mortgage Company converted its existing servicing system to a Year 2000-compliant new servicing system during July, 1999. Management believes the Company's Year 2000 program is on target with the goals established by its regulators, in that it has 100% of its mission-critical testing complete in out-sourced, host-based services, as well as its internal and third-party-supported, mission-critical systems. Facilities, office equipment, supplies, security equipment, HVAC and elevator systems have all been assessed and, where possible, tested. All testing of both internal and external systems was completed by June 30, 1999.

The Company has evaluated its Year 2000 compliance-related credit risk and Management believes that the overall risk is low due to the high concentration of hotel/motel and real estate credit relationships. Larger Commercial Loan customers maintaining total credit relationships of $500,000 or more with the Company have been aggressively evaluated by their Relationship Manager regarding their possible Y2K credit risk. Year 2000 credit risk analysis is an ongoing monitoring and evaluation effort within the Banks.

Management believes that the total costs of becoming Year 2000 compliant have not and will not be material. During 1998, BankFirst incurred approximately $163,750 in both hard and soft costs regarding its Year 2000 efforts. The Company has attempted to calculate internal salary hours applied to this effort, and this value is included in the 1998 and 1999 expense, as appropriate. Year 2000 project costs for 1999 are anticipated to be approximately $250,000, and to date, over half of this expense has been incurred.

Management understands the broad scope of the Year 2000 issue and thus has developed a Year 2000 program which includes monitoring of those other entities with which it routinely interacts, including suppliers, creditors, borrowers, customers and other financial service organizations. While monitoring of these entities allows the Company to assess its possible Year 2000-related risks, the Company also has been developing a broad-spectrum business resumption contingency plan designed to minimize adverse impact to mission critical systems. The plan includes analysis of customer demand for currency and funds availability. The plan also consists of developing and testing alternative methods and locations for core service delivery and operations support. The Company is currently in an aggressive testing schedule for this business resumption contingency plan, and indications to date are that no major modifications to the plan will be required. Additionally, each Bank's service bureau maintains a contingency plan for data processing. The service bureaus each house a second, tested, Year 2000 compliant system in the event of system failure. The service bureaus also maintain an off-site data processing system with a third-party data processor in the event of critical power failure. Both contingency systems have been certified Year 2000 compliant and have been tested by the banks using post-January 2000 dates.

Management believes that the Company and its affiliates are currently in compliance with each applicable directive issued by bank regulation authorities.


New Accounting and Reporting Requirements

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Until recently, BankFirst was required to adopt the new standard January 1, 2000. However, in July, 1999 the Financial Accounting Standards Board issued SFAS 137 to extend the implementation date of SFAS 133 until January 1, 2001. Management has not yet determined the impact of this standard.

FDIC Improvement Act of 1991 ("FDICIA"). The FDICIA stipulates many responsibilities of financial institutions, their boards of directors, and accountants. Many of the provisions have already been effective for the Company; however, there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual bank basis, not on consolidated assets. BankFirst, taken alone, is already subject to this act. As a result, BankFirst will be required to comply with the FDICIA reporting requirements during 1999. FNB had total year-end 1998 assets of $196 million, and is not anticipated to be subject to the FDICIA reporting requirements for the foreseeable future.


Part I - Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information is disclosed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. - OTHER INFORMATION


Item 4.  Submission of Matters to a vote
         of Security Holders

On April 19, 1999 the Company held its Annual Meeting of Shareholders. At the meeting, there were two matters submitted to the shareholders for voting:

1) To elect eight Directors to hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

2) To consider and vote upon a proposed amendment to the Company's Charter increasing the number of shares of authorized common stock from 15,000,000 to 30,000,000.

The following table represents the names and voting results of each Director referred to above in Item 4. 1):

                         Votes          Votes          Votes            Number of
Name of Director        in Favor       Against       Withheld        Broker Non-votes
-------------------------------------------------------------------------------------
James L. Clayton        9,442,591       1,780          1,285            Not Applicable
Fred R. Lawson          9,441,421       2,950          1,285            Not Applicable
C. Scott Mayfield, Jr.  9,444,371           0          1,285            Not Applicable
C. Warren Neel          9,441,421       2,950          1,285            Not Applicable
Charles Earl Ogle, Jr.  9,445,656           0              0            Not Applicable
W. David Sullins, Jr.   9,430,911      13,460          1,285            Not Applicable
L. A. Walker, Jr.       9,434,121      10,250          1,285            Not Applicable
Geoffrey A. Wolpert     9,445,656           0              0            Not Applicable

The following table represents the voting results of Item 4.2) above, concerning the proposed amendment to increase the number of shares of authorized common stock:

                  Votes        Votes          Votes         Number of
                 in Favor     Against       Abstained    Broker Non-votes
--------------------------------------------------------------------------------
                9,412,751      50,050           9,515           0

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 27 - Financial Data Schedule (filed electronically with the SEC)


      b.    Reports on Form 8-K
            The Company filed one report on Form 8-K dated June 17, 1999 during the reporting period, reporting the Board of Directors' authorization of a stock repurchase program for the Company's Common Stock; this Form 8-K is hereby specifically incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANKFIRST CORPORATION



Date:  August 13, 1999                  by:/s/ C. David Allen
                                           -----------------------------
                                           C. David Allen
                                           Chief Financial Officer