Form 10-Q
period 1999-09-30
BANKFIRST CORP
filed 1999-11-12
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                              Yes __X__     No ____

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1999:

      Title of Class                                     Shares Outstanding
Common Stock, $2.50 par value                                11,314,170

                              BANKFIRST CORPORATION

                                      INDEX

================================================================================


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements                                          3

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

         Item 3. Quantitative and Qualitative Disclosures about
         Market Risk                                                          13

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             15

         SIGNATURES                                                           15




FORWARD-LOOKING STATEMENTS
================================================================================

The information disclosed in this Quarterly Report on Form 10-Q of BankFirst Corporation includes various forward-looking statements, as covered under the Private Securities Litigation Reform Act of 1995, with respect to credit quality (including delinquency trends and the allowance for credit losses), the ability of BankFirst Corporation (the "Company") and its vendors to adequately address Year 2000 issues, corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company's actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients' acceptance of the Company's products and services; credit risks of lending activities and competitive factors; and the extent and timing of legislative and regulatory actions and reforms.

The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain occurrences may happen that can cause the Company's actual results to be materially different than those described in the Company's periodic filings with the Securities and Exchange Commission ("SEC"). Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company does not undertake to update any of its forward-looking statements made herein.




                                                       BankFirst Corporation | 2

PART I.-FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

CONDENSED  CONSOLIDATED  STATEMENTS OF CONDITION
BankFirst  Corporation
(Dollar amounts in thousands except share data)

                                                                                                          SEPT. 30        DEC. 31
                                                                                                             1999          1998
====================================================================================================================================
                                                                                                          (Unaudited)
ASSETS
  Cash and due from banks .........................................................................       $  31,846        $  36,136
  Federal Funds Sold ..............................................................................             -0-            8,850
  Securities available for sale ...................................................................         129,621          127,862
  Mortgage loans held for sale ....................................................................          11,593           25,642
  Loans, net ......................................................................................         568,762          501,950
  Premises and equipment, net .....................................................................          26,049           24,927
  Mortgage servicing rights .......................................................................           8,551            7,484
  Federal Home Loan Bank Stock, at cost ...........................................................           3,361            3,189
  Intangible assets ...............................................................................           1,884            2,002
  Accrued interest receivable and other assets ....................................................          11,538           10,259
                                                                                                          ---------        ---------
     Total assets .................................................................................       $ 793,205        $ 748,301
                                                                                                          =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Noninterest-bearing deposits ....................................................................       $ 116,901        $ 117,823
  Interest-bearing deposits .......................................................................         515,884          500,143
                                                                                                          ---------        ---------
Total deposits ....................................................................................         632,785          617,966
  Securities sold under agreements to repurchase ..................................................          26,781           22,208
  Federal funds purchased and other borrowings ....................................................          10,800            4,166
  Advances from the Federal Home Loan Bank ........................................................          29,191           11,884
  Accrued interest payable and other liabilities ..................................................           8,091            9,236
                                                                                                          ---------        ---------
Total liabilities .................................................................................         707,648          665,460
STOCKHOLDERS' EQUITY
  Common stock:  $2.50 par value, 30,000,000  and 15,000,000 shares authorized, 11,326,270 and 11,375,600 shares
     outstanding, respectively ....................................................................          28,316           28,439
  Noncumulative convertible preferred stock:  $5 par
     value, 1,000,000 shares authorized, 181,050
     shares outstanding ...........................................................................             905              905
  Additional paid-in capital ......................................................................          33,771           34,093
  Retained earnings ...............................................................................          23,626           17,160
  Accumulated other comprehensive income ..........................................................          (1,061)           2,244
                                                                                                          ---------        ---------
     Total stockholders' equity ...................................................................          85,557           82,841
                                                                                                          ---------        ---------
     Total liabilities and stockholders' equity ...................................................       $ 793,205        $ 748,301
                                                                                                          =========        =========

====================================================================================================================================
                                See accompanying notes to the consolidated financial statements.

                                                       BankFirst Corporation | 3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                                SEPT. 30               SEPT. 30
                                                                                            1999         1998      1999       1998
====================================================================================================================================

Interest income
    Interest and fees on loans ........................................................   $ 13,092    $ 12,109   $ 37,486   $ 35,688
    Taxable securities ................................................................      1,510       1,331      4,402      4,185
    Nontaxable securities .............................................................        410         471      1,233      1,388
    Other .............................................................................        116         203        475        506
                                                                                          --------    --------   --------   --------
                                                                                            15,128      14,114     43,596     41,767
Interest expense
    Deposits ..........................................................................      5,535       5,894     16,226     16,998
    Short-term borrowings .............................................................        408         307      1,417      1,243
    Long-term borrowings ..............................................................        426         151        889        567
                                                                                          --------    --------   --------   --------
                                                                                             6,369       6,352     18,532     18,808
                                                                                          --------    --------   --------   --------
Net interest income ...................................................................      8,759       7,762     25,064     22,959
Provision for credit losses ...........................................................        522         320      1,402      1,384
                                                                                          --------    --------   --------   --------
Net interest income after provision
for credit losses .....................................................................      8,237       7,442     23,662     21,575
Noninterest income
    Service charges and fees ..........................................................      1,186       1,124      3,472      3,103
    Net securities gains (losses)  ....................................................         30          47         40         58
    Net gain (loss) on loan sales .....................................................        659         801      2,568      1,781
    Loan servicing income, net of
      amortization ....................................................................         (5)        100        148        579
    Trust department income ...........................................................        261         321        786        667
    Other .............................................................................        327         165        989        666
                                                                                          --------    --------   --------   --------
                                                                                             2,458       2,558      8,003      6,854
Noninterest expenses
    Salaries and employee benefits ....................................................      4,023       3,882     12,100     11,035
    Occupancy expense .................................................................        474         571      1,526      1,928
    Equipment expense .................................................................        579         662      1,945      1,700
    Office expense ....................................................................        423         435      1,358      1,128
    Data processing ...................................................................        451         321      1,285        941
    Advertising .......................................................................        202          92        544        260
    Other .............................................................................      1,080       1,361      2,974      3,835
                                                                                          --------    --------   --------   --------
                                                                                             7,232       7,324     21,732     20,827
                                                                                          --------    --------   --------   --------
Income before income taxes ............................................................      3,463       2,676      9,933      7,602
Provision for income taxes ............................................................      1,169         999      3,368      2,745
                                                                                          --------    --------   --------   --------
Net Income ............................................................................   $  2,294    $  1,677   $  6,565   $  4,857
                                                                                          ========    ========   ========   ========
Earnings per share:
    Basic .............................................................................   $   0.20    $   0.16   $   0.57   $   0.47
    Diluted ...........................................................................   $   0.19    $   0.15   $   0.53   $   0.43
                                                                                          --------    --------   --------   --------
====================================================================================================================================
                           See accompanying notes to the condensed consolidated financial statements.

                                                       BankFirst Corporation | 4

CONDENSED CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
 BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)


                                                                                                       ACCUMULATED
                                                                              ADDITIONAL                  OTHER         TOTAL
                                                    COMMON     PREFERRED       PAID-IN      RETAINED  COMPREHENSIVE   STOCKHOLDERS'
                                                    STOCK        STOCK         CAPITAL      EARNINGS      INCOME        EQUITY
                                                   --------    ---------      --------      --------  -------------   ------------
PERIOD ENDED SEPT. 30, 1998

Balance, January 1, 1998                           $ 24,989     $  1,093      $ 23,777      $ 10,612      $    961     $ 61,432

Sale of common stock, 428 shares                          1           --            15            --            --           16

Conversion of 37,458 shares of
  preferred stock into 108,974
  shares of common stock                                272         (188)          (84)           --            --            0

Stock options exercised,  1,107 shares                    2           --            28            --            --           30

Cash dividend on preferred stock                         --           --            --          (113)           --         (113)

Cash dividend on common stock                            --           --            --          (114)           --         (114)

Proceeds from public offering of
  1,270,000 common shares, net of
  related expenses                                    3,175           --        10,481            --            --       13,656

Comprehensive income:
  Net income                                             --           --            --         4,857            --        4,857

  Change in unrealized gains
    (losses), net of reclassification                    --           --            --            --         1,378        1,378
                                                                                                                       --------
Total comprehensive income                                                                                                6,235
                                                   --------     --------      --------      --------      --------     --------
Balance, September 30, 1998                        $ 28,439     $    905      $ 34,217      $ 15,242      $  2,339     $ 81,142
                                                   ========     ========      ========      ========      ========     ========


                                                                                                       ACCUMULATED
                                                                              ADDITIONAL                  OTHER         TOTAL
                                                    COMMON     PREFERRED       PAID-IN      RETAINED  COMPREHENSIVE   STOCKHOLDERS'
                                                    STOCK        STOCK         CAPITAL      EARNINGS      INCOME        EQUITY
                                                   --------    ---------      --------      --------  -------------   ------------
PERIOD ENDED SEPT. 30, 1999

Balance, January 1, 1999                           $ 28,439     $    905      $ 34,093      $ 17,160      $  2,244     $ 82,841

Cash dividend on preferred stock                         --           --            --           (99)           --          (99)

Repurchase of common stock,
49,330 shares                                          (123)          --          (322)           --            --         (445)

Comprehensive income:
  Net income                                             --           --            --         6,565            --        6,565

  Change in unrealized gains
    (losses), net of reclassification                    --           --            --            --        (3,305)      (3,305)
                                                                                                                       --------
     Total comprehensive income                                                                                           3,260
                                                   --------     --------      --------      --------      --------     --------
Balance, September 30, 1999                        $ 28,316     $    905      $ 33,771      $ 23,626      $ (1,061)    $ 85,557
                                                   ========     ========      ========      ========      ========     ========

===============================================================================================================================
                           See accompanying notes to the condensed consolidated financial statements.

                                                       BankFirst Corporation | 5

Condensed Consolidated Statements of Cash Flows
BankFirst Corporation
(Dollar amounts in thousands)
(Unaudited)




                                                                                                 NINE MONTHS ENDED
                                                                                                      SEPT. 30
                                                                                                 1999          1998
----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income .............................................................................    $  6,565     $  4,857
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
     OPERATING ACTIVITIES:
     Provision for credit losses ..........................................................       1,402        1,384
     Depreciation .........................................................................       1,701        1,749
     Amortization of mortgage servicing rights ............................................       1,411          829
     Amortization and accretion of securities, net ........................................         (79)        (705)
     Net (gains) losses on securities sales ...............................................         (40)         (58)
     Net (gains) losses on sales of mortgage loans ........................................      (2,568)      (1,781)
     Proceeds from sales of mortgage loans held for sale ..................................     148,963       97,127
     Purchases of mortgage loans held for sale ............................................     (26,222)     (30,382)
     Originations of mortgage loans held for sale .........................................    (108,692)     (84,801)
     Changes in assets and liabilities
       Accrued interest receivable and other assets .......................................      (1,279)      (2,208)
       Accrued interest payable and other liabilities .....................................      (1,145)          53
                                                                                               ---------    --------

Net cash flows from operating activities ..................................................      20,017      (13,936)

INVESTING ACTIVITIES
   Net cash paid for mortgage company .....................................................           -       (7,449)
   Purchase of securities .................................................................     (27,381)     (20,369)
   Proceeds from maturities of securities .................................................       4,155       10,098
   Proceeds from sale of securities .......................................................      18,162       10,024
   Net increase in loans ..................................................................     (67,590)     (30,614)
   Purchase of FHLB stock .................................................................        (172)         (88)
   Premises and equipment expenditures, net ...............................................      (3,120)      (1,868)
                                                                                               ---------    --------

Net cash from investing activities ........................................................     (75,946)     (40,266)

FINANCING ACTIVITIES

   Net change in deposits .................................................................      14,819       54,148
   Net change in securities sold
     under agreements to repurchase .......................................................       4,573        9,567
   Net change in federal funds purchased ..................................................       5,700          262
   Increase in other borrowed funds .......................................................         934        4,878
   Repayment of other borrowed funds ......................................................           -       (6,505)
   Advances from the FHLB .................................................................      27,307       22,296
   Repayments to the FHLB .................................................................     (10,000)     (27,704)
   Repayment of notes payable .............................................................           -       (9,667)
   Cash dividends paid on preferred stock .................................................         (99)        (113)
   Cash dividends paid on common stock ....................................................           -         (114)
   Sales of stock and stock options exercised .............................................           -       13,422
   Repurchase of common stock .............................................................        (445)         (16)
                                                                                               ---------    --------
Net cash from financing activities ........................................................      42,789       60,454

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................................     (13,140)       6,252
Cash and cash equivalents, beginning of period ............................................      44,986       31,290
                                                                                               ---------    --------

Cash and cash equivalents, end of period ..................................................    $ 31,846     $ 37,542
                                                                                               =========    ========

Supplemental disclosures:
   Interest paid ..........................................................................    $ 18,750     $ 20,268
   Income taxes paid ......................................................................       2,515        2,763

--------------------------------------------------------------------------------------------------------------------

                           See accompanying notes to the condensed consolidated financial statements.



                                                      BankFirst Corporation | 6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BankFirst  Corporation
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

BASIS OF PRESENTATION OF THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its principal wholly-owned subsidiaries, BankFirst, The First National Bank and Trust Company (together referred to as the "Banks"), and BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings. Federal Home Loan Bank ("FHLB") advances consist of variable rate long-term advances, which exceed one year.

Reclassifications: Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

COMPUTATION OF EARNINGS PER SHARE

-------------------------------------------------------------------------------

Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes issuance of any dilutive potential common shares. Earnings per share are restated for all subsequent stock dividends and splits.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below (in thousands, except share data):


                                                                        Three Months Ended             Nine Months Ended
                                                                             Sept. 30,                     Sept. 30,
                                                                       1999           1998            1999            1998
                                                                  ----------------------------    -----------------------------
BASIC
Net income ....................................................   $      2,294    $      1,677    $      6,565    $      4,857
Less:  Dividends declared on preferred stock ..................            (33)            (36)            (99)           (113)
Net income available to common stockholders ...................   $      2,261    $      1,641    $      6,466    $      4,744
                                                                  ============    ============    ============    ============

Average common shares outstanding .............................     11,359,843      10,410,370      11,370,290      10,133,770
Earnings per share ............................................   $       0.20    $       0.16    $       0.57    $       0.47

DILUTED
Net income available to common stockholders ...................   $      2,261    $      1,641    $      6,466    $      4,744
Add:  dividends upon assumed
  conversion of preferred stock ...............................             33              36              99             113
                                                                  ------------    ------------    ------------    ------------
Net income available to common
  stockholders assuming conversion ............................   $      2,294    $      1,677    $      6,565    $      4,857
                                                                  ============    ============    ============    ============

Weighted average common shares outstanding ....................     11,359,843      10,410,370      11,370,290      10,133,770
Weighted average dilutive convertible preferred stock .........        558,992         646,218         558,992         661,304
Dilutive common stock options at average market price .........        318,061         474,733         367,411         474,733
                                                                  ------------    ------------    ------------    ------------

Weighted average diluted shares outstanding ...................     12,236,896      11,531,321      12,296,693      11,269,807
                                                                  ============    ============    ============    ============
Earnings per share assuming dilution ..........................   $       0.19    $       0.15    $       0.53    $       0.43


                                                      BankFirst Corporation | 7

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


OVERVIEW

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation. The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("FNB"). The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the three months and nine months ending September 30, 1999 and 1998.

BankFirst Corporation, a Tennessee corporation, is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship oriented, community bank business strategy. The Company conducts its banking business through BankFirst, which has 24 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through FNB, with six offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit cards services and brokerage services.


FINANCIAL
CONDITION

Total assets grew from $748 million at year-end 1998 to $793 million at September 30, 1999, a $45 million increase. The primary growth in assets was due to a $68 million increase in loans net of allowance, offset partially by a $14 million reduction in mortgage loans held for sale. This net loan growth was driven from increases of commercial loans by $45 million and installment loans by $9 million. For the nine months ended September 30, 1999, the mortgage-banking subsidiary of BankFirst purchased and originated $135 million of loans and sold $149 million to the secondary market.

During the nine months ended September 30, 1999, total liabilities grew by $42 million to $708 million, a 6.3% increase. Deposit growth represented nearly $15 million of this increase, almost all of which was interest bearing. Federal Home Loan Bank ("FHLB") advances accounted for another $17 million and federal funds purchased were increased by $7 million. The Company used these liabilities to fund its loan demand, which has grown this year at an annualized rate of 18%.

From year-end 1998 to September 30, 1999, equity increased by a net of $3 million, consisting of net earnings of over $6 million, a preferred stock cash dividend of $99 thousand, and less a $3 million reduction in the difference between the fair value and amortized cost of securities held for sale, net of their related tax effect.

During the third quarter of 1999, the Company repurchased a total of 49,330 shares of its common stock (the "Common Stock") at an average market price of $9.01 for a total cost of $445 thousand. This repurchase was in accordance with the Company's authorization by its Board of Directors on June 17, 1999 to acquire up to 100,000 shares of the Common Stock, representing up to approximately 0.9% of the total Common Stock outstanding. Management is authorized to repurchase the remaining 50,670 shares of Common Stock on the open market from time to time, and will continue to monitor market conditions of its Common Stock to assess the most logical deployment of the Company's capital.

The Tier 1 leverage capital ratio remained consistent at 10.7% for both year-end 1998 and as of September 30, 1999 . This ratio maintains the Company in the "well capitalized" category.

Management expects the Company's growth to continue through expansion of retail locations, expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage Company and trust services through BankFirst Trust Company, and possible future mergers or acquisitions. At the present time, the Company has no present agreements, arrangements or commitments with respect to any other acquisition.



                                                      BankFirst Corporation | 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


RESULTS OF
OPERATIONS

Net income increased $617 thousand, or 36.8%, to $2.3 million for the third quarter of 1999. Year to date net income for the nine months ended September 30, 1999 rose to $6.6 million, up 35.2% from the $4.9 million earned during the same period last year.

Net interest income on a tax equivalent basis rose $1.0 million, or 12.5%, for the third quarter of 1999 from the comparable 1998 period and increased $2.0 million or 8.5% for the nine months ended September 30, 1999, compared to the same period last year. The increase in net interest income for the comparative quarter and for the year was due primarily to an increase in total average earning assets and a proportionate increase of earning assets invested in loans, which represent the Company's highest yielding assets.

The Company's net interest spread and net interest margin for the third quarter of 1999 were 4.09% and 4.81%, respectively, as compared to 3.95% and 4.80% for the same quarter last year. On a year-to-date basis, these ratios were 4.10% and 4.80% at September 30, 1999 as compared to 4.17% and 4.95% for the comparable 1998 period. The trend over the last twelve months has been that the Company's margin and spread have declined slightly due to competitive pressures on loan rates and higher costs associated with borrowing costs of funds, such as interest-bearing deposits, federal funds, and FHLB advances. This trend of competitive pressures is expected to continue into the foreseeable future.


NONINTEREST
INCOME

Noninterest income of $2.5 million for the third quarter of 1999 compared evenly with $2.6 million for the same quarter last year. For the nine month period ended September 30, 1999, total noninterest income of $8.0 million was up $1.1 million, or 16.8%, as compared to the same period in 1998.

Deposit account service charges and fees grew 5.5% to $1.2 million for the quarter and grew 11.9% to $3.1 million for the year to date, as compared to the previous year periods. Increases occurred mainly in service charges on checking accounts and overdraft fees.

Mortgage banking revenues account for a significant portion of the Company's operating noninterest income and include origination fees, points, gain or loss on sales of loans, loan servicing income, and recognition of the value of loan servicing. The value of servicing rights on mortgage loans sold "servicing-retained" is recognized as an asset, with a corresponding amount recorded as income; the asset is amortized over the expected life of the loan since the amount of servicing income earned on each loan declines in proportion to the loan balance. Net gains and losses on loans, coupled with loan servicing income and related amortization, were $654 thousand for the third quarter of 1999, compared to $901 thousand for the same period last year, and were $2.7 million for the nine months ended September 30, 1999, compared to $2.4 million for the same period in 1998.

The interest rate environment heavily influences secondary market residential loan originations and consumer refinance activity. Market interest rates in the third quarter of 1999 were above third quarter 1998 levels, which led to lower secondary market originations and sales volumes. As a result, gains from sales of loans decreased to $659 thousand for the three month period ended September 30, 1999 compared to $801 thousand during the same period last year. Given the rise in interest rates, management believes that the secondary market sales volume, comprised of fixed rate products, will continue to decline from current levels if interest rates do not decline. Gains from sales of loans for the first nine months of 1999 compared to the same period last year are up $787 thousand primarily as a result of an increase in loan sales volumes during the entire nine month period and selling loans at a higher margin than during the same period in 1998.



                                                      BankFirst Corporation | 9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


NONINTEREST
EXPENSE

Noninterest expense decreased $92 thousand, to $7.2 million for the third quarter of 1999, and decreased $905 thousand to $21.7 million for the first nine months of 1999 over the comparable 1998 period. The primary component of noninterest expense is salaries and benefits, which increased $141 thousand for the third quarter of 1999 from a year earlier, and increased to $12.1 million for the nine months ended September 30, 1999, from $11.0 million for the same period in 1998. Occupancy expense, office and equipment expense, and data processing fees, collectively accounting for $6.1 million of the 1999 year to date noninterest expense, increased $417 thousand or 7.3% when compared to the same period last year, which was mainly attributable to branch expansion, new customer growth, and new product offerings.

The "Other Noninterest Expense" category reflects a reduction in 1999 expenses for both the quarter and the year to date, as compared to the same periods in 1998, largely due to merger related expenses occurring last year that did not occur this year. For the third quarter of 1999, other noninterest expense was $1.1 million compared to $1.4 million for the same period last year, and was $3.0 million for the nine months ended September 30, 1999 compared to $3.8 million for the same period in 1998.



PROVISION FOR CREDIT LOSSES AND ASSET QUALITY

The provision for credit losses was $522 thousand for the third quarter of this year, compared to $320 thousand for the same quarter in 1998. For the nine months ended September 30, 1999, the provision was $1.4 million, a 1.3% increase above the comparable period last year. The relatively minor fluctuation in the provision was attributable to generally stable delinquency percentages on the loan portfolio. The Company experienced net charge-offs of $245 thousand for the third quarter of 1999 and $624 thousand on a year-to-date basis, compared to $333 thousand and $729 thousand for the same periods last year. The year-to-date 1999 ratio of net charge-offs to average loans is 0.12%.

The provision for credit losses represents charges made to earnings to maintain an adequate allowance for loan losses and other credit losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. The Company applies a systematic process for determining the adequacy of the allowance for loan losses including an internal loan review function and a monthly analysis of the adequacy of the allowance. The monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Company's policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.



                                                      BankFirst Corporation | 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


With the escalation of concern about credit quality throughout the industry, the Company has taken a proactive stance regarding its loan quality. During the third quarter of 1999, the Company placed two larger credits totaling $2.5 million on a nonperforming status. As a result, total nonperforming loans as of September 30, 1999 were $4.2 million compared to $2.9 million as of September 30, 1998. Management will continue to monitor its markets and will take a conservative position regarding credit quality.




                                                                        NON-PERFORMING ASSETS
                                                                            (IN THOUSANDS)
                                                         SEPT. 30    June 30   Mar. 31  Dec. 31   Sept. 30
                                                             1999       1999      1999     1998       1998
                                                         --------    -------   -------  -------   --------

PRINCIPAL BALANCE
-----------------


Nonaccrual .............................................. $  3,017    $  534    $  888    $  537    $1,963
90 days or more past due and still accruing .............    1,173     2,535     2,308     1,971       917
                                                          --------    ------    ------    ------    ------

    Total nonperforming loans ........................... $  4,190    $3,069    $3,196    $2,508    $2,880
                                                          ========    ======    ======    ======    ======

Nonperforming loans as a percent of loans ...............     0.73%     0.56%     0.61%     0.49%     0.58%

Other real estate owned ("OREO") ........................ $    814    $1,039    $1,442    $1,290    $  928

OREO as a percent of loans ..............................     0.14%     0.19%     0.28%     0.25%     0.19%

Allowance as a percent of
nonperforming loans .....................................   176.13%   231.44%   217.77%   263.24%   235.94%




                                                      BankFirst Corporation | 11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


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

The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $99 thousand with respect to its noncumulative convertible preferred stock, for the first nine months of 1999. The Company retained $6.5 million of earnings for the first nine months of 1999.

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

The Company's Tier 1 risk-based and total risk-based ratios were 13.43% and 14.55%, respectively, as of September 30, 1999. Both bank subsidiaries also individually met the definition of "well capitalized" as of September 30, 1999.



                                                      BankFirst Corporation | 12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation


Market Risk

The Company uses an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effects of instantaneous movements in interest rates of 100 and 200 basis points. A limit of 25 basis points movement per month was recently added to the model to approximate historical interest rate movements by the Federal Reserve Bank, which are traditionally made in 25 basis point increments. This is a more realistic scenario, and reduces the effects of interest rate changes on the model.

Actual results will differ from the model's simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the applications of various management strategies.

Even though the Company's cumulative gap at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $501 thousand (a 1.77% increase from a flat rate scenario) and $740 thousand (a 2.62% increase from flat rates), respectively. This occurs because management believes that if overall market interest rates increase, the market would not require an immediate, corresponding repricing of non-term deposit liabilities. A decrease in interest rates of 100 and 200 basis points would result in decreased net interest income of $281 thousand (a 0.99% decrease from flat rates) and $361 thousand (a 1.28% decrease from flat rates), respectively.

The Company's cumulative gap at one year as of December 31, 1998, indicated that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $720 thousand (a 2.35% increase from a flat rate scenario) and $1.6 million (a 5.14% increase from flat rates), respectively. A decrease in interest rates of 100 and 200 basis points as of December 31, 1998, would result in decreased net interest income of $1.3 million (a 4.21% decrease from flat rates) and $1.7 million (a 5.68% decrease from flat rates), respectively.

The impact of interest rate changes was less severe as of September 30, 1999, compared to December 31, 1998. This is a result of the improvements in the modeling system, which more accurately reflect historical rate movements. However, the model continues to show a projected decrease in net interest income from a decrease in interest rates, and the opposite effect from an increase in interest rates.


                                                      BankFirst Corporation | 13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BankFirst Corporation



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

The Company initiated a comprehensive Year 2000 compliance program in mid-1997. This included an Awareness and Assessment phase and a Remediation phase, and the Company began a comprehensive Testing phase during 1998. BankFirst affiliated data processing service bureau implemented new software, which has been Year 2000-certified, and BankFirst completed its conversion to this new software in April 1998. Conversion to the new host system necessitated an upgrade of BankFirst's personal computers and their operating systems, which have been tested for Year 2000 compliance. FNB's data processing service bureau is also Year 2000 ready. Curtis Mortgage Company converted its existing servicing system to a Year 2000-compliant new servicing system during July, 1999. Management believes the Company's Year 2000 program is on target with the goals established by its regulators, in that it has 100% of its mission-critical testing complete in out-sourced, host-based services, as well as its internal and third-party-supported, mission-critical systems. Facilities, office equipment, supplies, security equipment, HVAC and elevator systems have all been assessed and, where possible, tested. All testing of both internal and external systems was satisfactorily completed before September 30, 1999.

The Company has evaluated its Year 2000 compliance-related credit risk, and Management believes that the overall risk is low due to the high concentration of hotel/motel and real estate credit relationships. Larger Commercial Loan customers maintaining total credit relationships of $500,000 or more with the Company have been aggressively evaluated by their Relationship Manager regarding their possible Y2K credit risk. Year 2000 credit risk analysis is an ongoing monitoring and evaluation effort within the Banks.

Management believes that the total costs of becoming Year 2000 compliant have not and will not be material. During 1998, BankFirst incurred approximately $163,750 in both hard and soft costs regarding its Year 2000 efforts. The Company has attempted to calculate internal salary hours applied to this effort, and this value is included in the 1998 and 1999 expense, as appropriate. Year 2000 project costs for 1999 are anticipated to be approximately $250,000, and most of this expense was incurred during the first six months of the year.

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



                                                      BankFirst Corporation | 14

BANKFIRST CORPORATION





NEW ACCOUNTING AND REPORTING REQUIREMENTS

SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Until recently, BankFirst was required to adopt the new standard as of January 1, 2000. However, in July, 1999 the Financial Accounting Standards Board issued SFAS 137 to extend the implementation date of SFAS 133 until January 1, 2001. Management has not yet determined the impact of this standard.

FDIC IMPROVEMENT ACT OF 1991 ("FDICIA"). The FDICIA stipulates many responsibilities of financial institutions, their boards of directors, and accountants. Many of the provisions have already been effective for the Company; however, there are certain filing requirements which are only applicable to banks with assets over $500 million. This threshold is measured on an individual bank basis, not on consolidated assets. BankFirst, taken alone, is already subject to this act. As a result, BankFirst is required to comply with the FDICIA reporting requirements during 1999. FNB had total year-end 1998 assets of $196 million, and is not anticipated to be subject to the FDICIA reporting requirements for the foreseeable future.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

This information is disclosed in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART III.- OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(A)  EXHIBITS

27 Financial Data Schedule (filed electronically with the Securities and Exchange Commission)

(B)  REPORTS ON FORM 8-K:

     None were filed during the quarter ended September 30, 1999.

SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFIRST CORPORATION

November 12, 1999    C. DAVID ALLEN
                     C. David Allen
                     Chief Financial Officer



                                                      BankFirst Corporation | 15