Form 10-K
period 1999-12-31
BANKFIRST CORP
filed 2000-03-17
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 001-14417

                              BANKFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

         Tennessee                                             58-1790903
(State or other jurisdiction of                               (IRS Employer
incorporation of organization)                            Identification Number)

           625 Market Street                                     37902
         Knoxville, Tennessee                                  (Zip Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (865) 595-1100

                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

                                   ----------
           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Par Value $2.50)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 11,220,100 shares of the registrant's Common Stock outstanding as of February 29, 2000. The aggregate market value of voting stock held by non-affiliates of the registrant was $53,265,280 as of February 29, 2000. For purposes of the foregoing calculation only, all directors and executive officers and the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 17, 2000 are incorporated by reference into
Part III of this Report.

Table of Contents
================================================================================
                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.    Business......................................................      2
ITEM 2.    Properties....................................................      3
ITEM 3.    Legal Proceedings.............................................      6
ITEM 4.    Submission of Matters to a Vote of Security Holders...........      6
ITEM 4.A   Executive Officers of the Company.............................      6

                                  PART II

ITEM 5.    Market for the Registrant's Common Stock and
             Related Stockholder Matters.................................      7
ITEM 6.    Selected Financial Data.......................................      7
ITEM 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     10
ITEM 7.A   Quantitative and Qualitative Disclosures about Market Risk....     26
ITEM 8.    Financial Statements and Supplementary Data...................     28
ITEM 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure....................     51

                                 PART III

ITEM 10.   Directors and Executive Officers of the Company...............     51
ITEM 11.   Executive Compensation........................................     51
ITEM 12.   Security Ownership of Certain Beneficial
             Owners and Management.......................................     51
ITEM 13.   Certain Relationships and Related Transactions................     51

                                  PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.........................................     52


Forward-Looking Statements
================================================================================

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), the ability of BankFirst Corporation (the "Company") and its vendors to adequately address post-Year 2000 issues, corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

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

The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain occurrences may happen that can cause the Company's actual results to be materially different than those described in the Company's periodic filings with the Securities and Exchange Commission ("SEC"). Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.


                                                       BankFirst Corporation | 1

                                     PART I

ITEM 1. BUSINESS
================================================================================

BankFirst Corporation is a multi-bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship-oriented, community bank business strategy. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit cards services and brokerage services.

During the last five years, the organization has grown from a single community bank with less than $150 million in assets, to a multi-bank organization with an established local banking presence in six counties and over $800 million in assets. The Company has broadened its mix of products and expanded its customer base through a combination of internal growth and the consolidation of well-established East Tennessee banks and financial service companies. The Company completed an initial public offering of 1,270,000 shares of Common Stock in 1998 and began trading its Common Stock on the NASDAQ Stock Market's National Market under the symbol "BKFR".

The Company's most recent merger and acquisition activities occurred in 1998 with two separate business combinations. First, the Company's largest subsidiary, BankFirst, purchased Knoxville-based Curtis Mortgage Company, Inc. as an opportunity to increase mortgage originations, which had not been a significant line of business, and as an opportunity to diversify revenues through loan servicing. Second, the Company acquired First Franklin Bancshares, Inc., a single-bank holding company based in Athens, Tennessee. First Franklin Bancshares, Inc. was dissolved and its Athens-based subsidiary, The First National Bank and Trust Company, became a separate subsidiary of the Company, adding risk diversification and trust expertise to the combined entity. The Company's long-term strategic plans include expanding through acquisitions that will enhance its market presence and product lines.

Recent Developments

In June 1999 the Company initiated a stock repurchase plan, and over the second half of 1999 acquired an aggregate of 100,000 shares of its Common Stock at an average purchase price of $8.95. On January 11, 2000 the Company approved a second stock repurchase plan to acquire up to 500,000 additional shares of its Common Stock, which would reduce total Common Stock outstanding from 11,275,600 at December 31, 1999 to 10,775,600 shares, assuming the Company repurchased all 500,000 shares. As of February 29, 2000 the Company had acquired 55,500 shares as part of its second stock repurchase plan.

Competition
================================================================================

The Company and its subsidiaries have substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered the ability to offer attractive rates and the availability of convenient office locations. There is direct competition for deposits from credit unions and commercial banks and other savings institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Company believes that its strategy of relationship banking in the communities it serves allows flexibility in rates and products offered in response to local needs. The Company believes this strategy is its most effective method of competing with both the larger regional bank holding companies and with smaller community banks.

Employees
================================================================================

As of December 31 1999, the Company and its subsidiaries employed 380 full-time equivalent employees. Management believes that its relations with its employees are good. The Company does not have any collective bargaining agreements.


                                                       BankFirst Corporation | 2

Supervision and Regulation
================================================================================

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

The Company's BankFirst ("BankFirst") and BankFirst Trust Company ("BankFirst Trust") subsidiaries are incorporated under the banking laws of the State of Tennessee and, as such, are subject to the applicable provisions of those laws. BankFirst and BankFirst Trust are subject to the supervision of the Tennessee Department of Financial Institutions and to regular examination by that department. The Company's First National Bank and Trust Company ("Athens") subsidiary is incorporated under the National Bank Act, as amended, and is subject to the applicable provisions of that law. Athens is also subject to the supervision of the Office of the Comptroller of the Currency and to regular examination by that agency. Both BankFirst's and Athens' deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Bank Insurance Fund ("BIF"), and they are therefore subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.

The Tennessee Department of Financial Institutions, the Office of the Comptroller of the Currency, and the FDIC (the "Bank Regulatory Authorities") will regulate or monitor virtually all areas of the Company's BankFirst and Athens (collectively, the "Banks") operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The federal Bank Regulatory Authorities have established regulatory standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality. The Bank Regulatory Authorities also require the Banks to maintain certain capital ratios. The Banks are required to prepare periodic reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the Bank Regulatory Authorities. The Banks undergo regular on-site examinations by each Bank Regulatory Authority having jurisdiction over them.

ITEM 2. PROPERTIES
================================================================================

The following provides certain information as of December 31, 1999 with regard to the Company's properties and facilities.


                                                                        Owned/Leased
BankFirst Locations                Address                            Type of Facility
-------------------                -------                            ----------------
Lenoir City Branch               391 Highway 321/95 North             Owned
                                 Lenoir City, TN 37771                Bank Branch

Loudon Branch                    406 Grove Street                     Owned
                                 Loudon, TN 37774                     Bank Branch

Philadelphia Branch              22730 West Lee Highway               Owned
                                 Philadelphia, TN 37846               Bank Branch

Tellico Village Branch           302 Village Square                   Owned
                                 Loudon, TN 37774                     Bank Branch

Main Office Branch               625 Market Street                    Owned
                                 Knoxville, TN 37902                  Bank Branch


                                                       BankFirst Corporation | 3


                                                                     Owned/Leased
BankFirst Locations, continued   Address                           Type of Facility
------------------------------   -------                           ----------------
Farragut Branch                  11140 Kingston Pike                  Owned
                                 Knoxville, TN 37922                  Bank Branch

Knoxville Center Branch          3013-A Mall Road N                   Leased
                                 Knoxville, TN 37924                  Bank Branch

Bearden Branch                   4611 Kingston Pike                   Owned
                                 Knoxville, TN 37919                  Bank Branch

Halls Branch                     7108 Maynardville Hwy                Leased
                                 Knoxville TN 37918                   Bank Branch

Cedar Bluff Branch               330 N Cedar Bluff Road               Leased
                                 Knoxville, TN 37923                  Bank Branch

Rocky Hill Branch                7709 Northshore Drive                Leased
                                 Knoxville, TN 37919                  Bank Branch

Weisgarber Branch                1235 Weisgarber Road                 Owned
                                 Knoxville, TN 37909                  Bank Branch

Maryville Branch                 710 South Foothills Plaza Drive      Owned
                                 Maryville, TN 37801                  Bank Branch

Alcoa Branch                     109 Associates Boulevard             Owned
                                 Alcoa, TN 37701                      Bank Branch

Seymour Branch                   10232 Chapman Highway                Owned
                                 Seymour, TN 37865                    Bank Branch

Gatlinburg Branch                811 Parkway                          Owned
                                 Gatlinburg, TN 37738                 Bank Branch

Dudley Creek Branch              912 E. Parkway                       Owned
                                 Gatlinburg, TN 37738                 Bank Branch

Pigeon Forge Branch              3416 South River Road                Owned
                                 Pigeon Forge, TN 37863               Bank Branch
                                 Adjacent parking lot

Townsend Branch                  7971 E. Lamar Alexander Parkway      Owned
                                 Townsend, TN  37882                  Bank Branch

Sevierville Branch               East Main                            Owned
                                 Sevierville TN 37862                 Bank Branch

Dolly Parton Branch              710 Dolly Parton Parkway             Owned
                                 Sevierville, TN 37862                Bank Branch


                                                       BankFirst Corporation | 4

                                                                    Owned/Leased
BankFirst Locations, continued   Address                          Type of Facility
------------------------------   -------                          ----------------
Kodak Branch                     2950 Winfield Dunn Parkway           Owned
                                 Kodak, TN 37764                      Bank Branch

Governors Crossing               186 Collier Drive                    Owned
                                 Sevierville, TN 37862                Bank Branch

Merchants Road Branch            310 Merchants Drive                  Owned
                                 Knoxville, TN  37912                 Bank Branch

Jefferson City Branch            263 East Broadway Blvd               Owned
                                 Jefferson City, TN 37760             Bank Branch

Dandridge Branch                 858 S. Hwy 92                        Owned
                                 Dandridge, TN 37725                  Bank Branch

Curtis Mortgage                  249 Peters Road                      Leased
                                 Knoxville, TN 37939                  Mortgage Company

The First National Bank and Trust Company Locations
---------------------------------------------------

Main Office                      204 Washington Ave.                  Owned
                                 Athens, TN  37303                    Bank Branch

Operations Center                3 South Hill Street                  Leased
                                 Athens, TN  37303                    Operations Facility

Plaza Branch                     1604 Decatur Pike                    Leased
                                 Athens, TN  37303                    Bank Branch

Etowah Branch                    601 Tennessee Ave.                   Owned
                                 Etowah TN  37331                     Bank Branch

Riceville Branch                 3809 Highway 11                      Owned
                                 Riceville, TN  37370                 Bank Branch

Calhoun Branch                   3099 Highway 11                      Owned
                                 Calhoun, TN  37309                   Bank Branch

Englewood Branch                 111 S. Niota Road                    Leased
                                 Englewood, TN  37329                 Bank Branch

Friendly Finance Co., Inc.       620 Decatur Pike                     Leased
                                 Athens, TN  37303                    Finance Company (a
                                                                      wholly-owned
                                                                      subsidiary of Athens)

================================================================================


                                                       BankFirst Corporation | 5

ITEM 3. LEGAL PROCEEDINGS
================================================================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of 1999.

ITEM 4.A. EXECUTIVE OFFICERS OF THE COMPANY
================================================================================

Set forth below is information as of February 29, 2000 regarding the executive officers of the Company.


Officer                             Age                       Position With Company
-------                             ---                       ---------------------
James L. Clayton                    65                        Chairman of the Board of Directors since 1996 and
                                                              Chairman of the Board of Directors of BankFirst
                                                              since 1992.

Fred R. Lawson                      63                        Director, President and Chief Executive Officer since
                                                              1996; Director,  President and Chief Executive Officer of
                                                              BankFirst since 1993.

L. A. Walker, Jr.                   64                        Director, Executive Vice President since 1998; Chairman of the Board of Directors and Chief Executive Officer of The
                                                              First National Bank and Trust Company since 1980.

R. Stephen Hagood                   49                        Executive Vice President since 1998;
                                                              Executive Vice President of BankFirst since 1993.

C. David Allen                      49                        Chief Financial Officer and Secretary since 1998; Senior Vice
                                                              President and Chief Financial Officer of BankFirst since 1993.


                                                       BankFirst Corporation | 6

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
================================================================================

Since the initial public offering ("IPO") in August 1998, the Common Stock has been traded on The NASDAQ National Market System ("NASDAQ") with the symbol BKFR. There were 578 holders of Common Stock of record on February 29, 2000, excluding ownership held by brokers and dealers. Prior to the IPO, there had been no established public trading market for the Common Stock.

The following table sets forth for the indicated periods the high and low closing prices of the Common Stock as traded on NASDAQ:

                                              1999                  1998
                                              ----                  ----
                                        High         Low      High         Low
        ------------------------------------------------------------------------
        Quarters:

        First.....................     $11.250    $ 8.625    $ N/A       $ N/A
        Second....................      19.750      8.563      N/A         N/A
        Third.....................       9.750      8.250      N/A         N/A
        Fourth....................       9.750      8.125      11.875      8.125

          N/A = not applicable

The Company has paid no cash dividends on its Common Stock since the IPO and has not announced or declared any dividends to be paid during the first quarter of 2000.

ITEM 6. SELECTED FINANCIAL DATA
================================================================================

The following selected financial data table presented below has been prepared in part from, and should be read in conjunction with, the consolidated financial statements and schedules included elsewhere in this Report. The information contained in the financial data table has also been adjusted for the following business combinations and stock activity:

1996

In December 1996, the Company acquired BankFirst through a share exchange transaction. BankFirst had $213 million in assets and total capital of $20.6 million. The Company then merged BankFirst with the Company's other bank subsidiary, First National Bank of Gatlinburg, during March 1997. The surviving name of the two merged banks was BankFirst, with combined assets of $423 million and total capital of $34.4 million.

1997

In December 1997, the Company issued a five-for-four stock split on its 1,014,230 shares of Common Stock outstanding.

1998

In January 1998, BankFirst purchased Curtis Mortgage Company, Inc. ("Curtis Mortgage") for $7.5 million. Curtis Mortgage had total assets of $8.5 million as of the purchase date. The transaction was accounted for as a purchase, and therefore, it is not reflected in the historical financial statements of the Company for periods prior to that time.

In July 1998, the Company acquired First Franklin Bancshares, Inc. ("First Franklin") in a statutory merger accounted for as a pooling of interests transaction and simultaneously effected a five-for-one stock split. At year-end 1997, First Franklin had total assets of $182 million, total equity of $21 million, and net income of $2.6 million. Shareholders of First Franklin received
22.05 shares of the Company's Common Stock for each share of First Franklin's common stock, giving effect to the subsequent five-for-one stock split.


                                                       BankFirst Corporation | 7

In August 1998, the Company completed its IPO and began trading its shares of Common Stock on NASDAQ under the symbol "BKFR". The Company received net proceeds of $13.5 million from its offering of 1,270,000 shares.

1999

In June 1999, the Company initiated a stock repurchase plan and during 1999 acquired a total of 100,000 shares of its Common Stock at an average purchase price of $8.95.

                                                                             For the years ended December 31,
    (Dollars in thousands except share data)                1999            1998             1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
              Summary of operations
Interest income - tax equivalent ...................   $     59,413    $     56,745    $     51,893    $     47,311    $     42,677
Interest expense ...................................         25,136          24,927          22,652          21,238          19,082
                                                       ----------------------------------------------------------------------------
   Net interest income .............................         34,277          31,818          29,241          26,073          23,595
Tax equivalent adjustment (1) ......................           (805)           (830)           (606)           (613)           (558)
                                                       ----------------------------------------------------------------------------
  Net interest income ..............................         33,472          30,988          28,635          25,460          23,037
Provision for credit losses ........................         (1,996)         (1,706)         (2,935)           (667)           (553)
Noninterest income .................................         10,737           9,303           5,657           5,243           4,369
Noninterest expense ................................        (28,821)        (28,218)        (21,323)        (20,799)        (19,157)
                                                       ----------------------------------------------------------------------------
Income before income tax ...........................         13,392          10,367          10,034           9,237           7,696
Income tax expense .................................          4,506           3,558           3,406           3,188           2,517
                                                       ----------------------------------------------------------------------------
Net income .........................................   $      8,886    $      6,809    $      6,628    $      6,049    $      5,179
                                                       ----------------------------------------------------------------------------
Basic earnings per share ...........................   $       0.77    $       0.64    $       0.66    $       0.63    $       0.63
Diluted earnings per share .........................           0.73            0.59            0.61            0.59            0.59
Dividends per common share .........................             --            0.01            0.12            0.09            0.14

Cash dividends declared - common ...................   $         --    $        115    $      1,214    $        876    $      1,152
Cash dividends declared - preferred ................            132             146             161             162              74

           Selected year-end balances

Total assets .......................................   $    812,899    $    748,301    $    650,717    $    595,284    $    545,718
Earning assets .....................................        737,283         677,397         604,031         559,927         504,430
Intangible assets ..................................          1,845           2,002             289             406             274
Total securities ...................................        133,596         127,862         127,736         134,781         135,127
Loans - net of unearned income .....................        585,616         508,552         464,572         412,793         350,652
Mortgage loans held for sale .......................         12,205          25,642             395              --              --
Allowance for credit losses ........................          7,400           6,602           6,098           4,723           4,690
Total deposits .....................................        630,379         617,966         549,769         516,339         480,346
Repurchase agreements and other borrowed funds .....         59,603          36,374          18,261           5,966           7,632
Long-term debt .....................................         29,159           1,884          12,121          12,154           8,407
Stockholders' equity ...............................         86,526          82,841          61,432          55,215          44,222
Common shares outstanding ..........................     11,275,600      11,375,600       9,985,415       9,848,034       8,641,914
Preferred shares outstanding "if converted" to
common shares at a 3.0875-to-1 ratio ...............        558,992         558,992         674,643         696,413         396,009
Tangible book value per common share (2) ...........           7.16            6.77            5.74            5.20            4.86
Book value per common share (3) ....................           7.31            6.94            5.76            5.24            4.89

                   (This table is continued on the next page.)


                                                       BankFirst Corporation | 8

                                                                             For the years ended December 31,
    (Dollars in thousands except share data)                1999            1998             1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------

            Selected average balances
Total assets .......................................   $    782,302    $    703,826    $    621,719    $    566,616    $    527,495
Earning assets .....................................        712,384         642,233         577,178         528,179         488,834
Total securities ...................................        132,098         128,833         128,796         136,600         135,509
Loans - net of unearned income .....................        554,997         487,490         442,098         379,930         339,989
Mortgage loans held for sale .......................         15,182          14,179             198              --              --
Allowance for credit losses ........................          7,197           6,613           4,796           4,802           4,541
Total deposits .....................................        623,036         586,049         529,820         492,435         468,068
Stockholders' equity ...............................         85,249          69,099          57,082          49,176          39,992

               Performance Ratios

Avg. loans to avg. deposits ........................          89.08%          83.18%          83.44%          77.15%          72.64%
Allowance to year end loans (5) ....................           1.26            1.30            1.31            1.14            1.34
Avg. equity to avg. assets .........................          10.90            9.82            9.18            8.68            7.58
Leverage capital ratio .............................          10.75           10.71            9.73            9.60            7.80
Return on avg. assets ..............................           1.14            0.97            1.07            1.07            0.98
Return on avg. equity ..............................          10.42            9.85           11.61           12.30           12.95
Dividends payout ratio (4) .........................             --            1.71           18.77           14.88           22.56

(1) Tax equivalent basis was calculated using 38% for 1999 and 1998 and 34% for all other periods presented.

(2) Total equity, excluding intangible assets, divided by sum of: a) common shares outstanding, and b) preferred shares assuming 100% of these shares were converted into common shares at a 3.0875-to-1 ratio.

(3) Total equity, including intangible assets, divided by sum of: a) common shares outstanding, and b) preferred shares assuming 100% of these shares were converted into common shares at a 3.0875-to-1 ratio.

(4) Dividends declared on common shares divided by net income available to common shareholders.

(5)   Mortgage loans held for sale are not included in this calculation.

================================================================================


                                                       BankFirst Corporation | 9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
================================================================================

The consolidated financial information discussed herein primarily identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein.

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, with respect to credit quality (including delinquency trends and the allowance for credit losses), the ability of BankFirst Corporation (the "Company") and its vendors to adequately address Year 2000 issues, corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

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

Introduction
================================================================================

The Company is a community banking organization, headquartered in Knoxville, Tennessee, which generates loans and deposits through its 31 branch offices throughout East Tennessee. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, mortgage servicing, consumer lending, construction lending and other financial services, including trust operations, credit card services and brokerage services.

The Company desires to enhance its market share in Eastern Tennessee through branch expansion and acquisitions that would provide synergy to the franchise. Management will pursue internal growth by introducing new products and services, adding new customers, and cross-selling existing product lines to current customers. Total asset growth has increased at an annualized rate of more than 13% over the past five years, while net income has increased at more than 14% annually over the same period. The Company believes that its future success will depend upon its ability to enter new markets, increase its market share in existing markets, and become more efficient in its operations.

In January 1998, BankFirst purchased Curtis Mortgage as an opportunity to increase mortgage originations, which had not been a significant line of business, and to diversify revenues through loan servicing. Curtis Mortgage is a 56-year-old mortgage company that originates and purchases mortgage loans. At the purchase date Curtis Mortgage's loan portfolio, which consisted of loans held for sale and loans serviced for others, totaled $451 million. At year-end 1999 this loan portfolio totaled approximately $612 million.

On July 2, 1998 the Company acquired First Franklin in a statutory merger accounted for as a pooling of interests and effected a five-for-one stock split. At year-end 1997, First Franklin had total assets of $182 million, total equity of $21 million, and net income of $2.6 million. Shareholders of First Franklin received 22.05 shares of Common Stock for each share of First Franklin common stock, giving effect to the subsequent five-for-one stock split. As a consequence of the merger, The First National Bank and Trust Company located in McMinn County, Tennessee, a subsidiary of First Franklin, became a separate subsidiary of the Company, adding risk diversification and trust expertise to the combined entity.


                                                      BankFirst Corporation | 10

On August 27, 1998 the Company completed its initial public offering (the "IPO") and began trading its shares of Common Stock on the NASDAQ Stock Market's National Market under the symbol "BKFR". The Company received net proceeds of $13.5 million from its offering of 1,270,000 shares.

The BankFirst Trust Company was formed on December 21, 1998 as a wholly owned subsidiary of the Company and consolidated First National Bank and Trust Company and BankFirst trust departments. It was capitalized at $1.0 million. BankFirst Trust Company provides a full array of trust services including personal trusts and estates, employee benefit programs and individual retirement accounts

On June 17, 1999 the Company initiated a stock repurchase plan and acquired 100,000 shares of its Common Stock at an average purchase price of $8.95. The stock buyback was part of an overall capital utilization plan to leverage its capital through the expansion of its business franchise. On January 11, 2000 the Company approved a second stock repurchase plan to acquire up to 500,000 additional shares of its Common Stock, which would reduce total Common Stock outstanding from 11,275,600 shares outstanding at December 31, 1999 to 10,775,600 shares outstanding, assuming the Company repurchased all 500,000 shares. As of February 29, 2000 the Company had acquired 55,500 shares as part of its second stock repurchase plan.

Total assets grew from $748 million at year-end 1998 to $813 million at year-end 1999, a 9% increase. The primary changes in assets included a $77 million increase in loans, offset by a $13 million decrease in mortgage loans held for sale. Total assets grew 15.0% from $651 million at year-end 1997 to $748 million at year-end 1998, a $97 million increase. The primary changes in assets from 1997 to 1998 included a $25 million increase in loans held for sale, a $44 million increase in net loans, and an addition of $7 million of mortgage servicing assets.

Total liabilities grew from $665 million at year-end 1998 to $726 million at year-end 1999, a 9% increase. Of this increase, deposits accounted for $12 million, repurchase agreements accounted for $10 million, federal funds represented $24 million, and Federal Home Loan Bank advances represented $17 million. Total liabilities grew from $589 million at year-end 1997 to $665 million at December 31, 1998, an increase of $76 million. Of this growth, deposits accounted for $68 million, federal funds purchased were $2 million, and repurchase agreements accounted for $6 million.

Total stockholders' equity at December 31, 1999 was $87 million, up $4 million from year-end 1998. This increase represents almost $9 million in earnings, less the change in unrealized losses on securities held for sale of $4 million. From year-end 1997 to December 31, 1998, equity grew $21 million, due primarily to the IPO and earnings of almost $7 million.

Results of Operations
================================================================================

1999 vs. 1998

Net income for the year ended December 31, 1999 was $8.9 million, compared to $6.8 million for 1998. The increase in net income was primarily due to increases in net interest income and noninterest income. Noninterest expense increased by less than $1 million, due to normal operating costs and personnel expense resulting from both internal and external growth.

Basic earnings per share for 1999 were $0.77 compared to $0.64 for 1998. Diluted earnings per share increased from $0.59 in 1998 to $0.73 in 1999.

Return on average assets increased from 0.97% in 1998 to 1.14% in 1999. Return on average equity increased from 9.85% in 1998 to 10.42% in 1999, due primarily to an increase in earnings.

1998 vs. 1997

Net income increased $181,000, or 2.7%, to $6.8 million for the year ended December 31, 1998, as compared to $6.6 million for 1997. The increase in net income was primarily due to increases in net interest income, noninterest income, and a reduction in the provision for loan losses. Noninterest expense grew due to increases in salaries and benefits resulting from both internal and external growth, merger costs, costs associated with the integration of Curtis Mortgage and the opening of three additional branches.


                                                      BankFirst Corporation | 11

Basic earnings per share for 1998 were $0.64 compared to $0.66 for 1997. Diluted earnings per share decreased from $0.61 in 1997 to $0.59 in 1998. Return on average assets decreased from 1.07% in 1997 to 0.97% in 1998. Return on average equity decreased from 11.61% in 1997 to 9.85% in 1998. These decreases were largely a result of the additional shares issued and capital raised in the IPO.

Net Interest Income
================================================================================

1999 vs. 1998

Fully tax equivalent interest income increased from $56.7 million in 1998 to $59.4 million in 1999, a 5% increase. However, the net interest margin dropped from 4.95% to 4.81% during the same period, due to lower yields on loans and securities held for sale. Borrowing costs increased from $24.9 million in 1998 to $25.1 million in 1999, an increase of $200,000.

1998 vs. 1997

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


                                                              Volume/Rate Analysis

                                                       ----------------------------------------------------------------------------
                                                             1999 change from 1998 due to            1998 change from 1997 due to
                                                       ----------------------------------------------------------------------------
         (Dollars in thousands)                             Volume        Rate         Total       Volume        Rate        Total
                                                       ----------------------------------------------------------------------------
Interest  income
---------------
 Loans ...............................................     $ 6,839      $(4,171)     $ 2,668      $ 5,840      $  (874)     $ 4,966
 Securities
   Taxable ...........................................         583         (244)         339       (1,001)        (243)      (1,244)
   Tax-exempt ........................................        (245)          32         (213)       1,168         (327)         841
       Total securities interest .....................         338         (212)         126          167         (570)        (403)
  Interest-bearing  deposits  with  other bank .......          20           33           53          202         (121)          81
  Federal funds sold .................................        (112)         (67)        (179)         274         (155)         119
                                                       ----------------------------------------------------------------------------

        Total interest income ........................       7,085       (4,417)       2,668        6,483       (1,720)       4,763

Interest expense
----------------
  Interest-bearing demand deposits ...................         650         (444)         206          392         (425)         (33)
  Saving deposits ....................................           4         (312)        (308)        (166)         207           41
  Time deposits ......................................         678       (1,377)        (699)       1,482          126        1,608
  Repurchase agreements ..............................         143         (254)        (111)         670          (48)         622
  Other borrowings ...................................         419          (10)         409           99          482          581
  Long-term borrowings ...............................       1,430         (718)         712         (282)        (262)        (544)
                                                       ----------------------------------------------------------------------------
          Total interest expense .....................       3,324       (3,115)         209        2,195           80        2,275
                                                       ----------------------------------------------------------------------------

          Net interest income ........................     $ 3,761      $(1,302)     $ 2,459      $ 4,288      $(1,800)     $ 2,488
                                                       ============================================================================


================================================================================


                                                      BankFirst Corporation | 12

Asset/Liability Management
================================================================================

1999 vs. 1998

Average earning assets increased from $642 million to $712 million, or 11%, from 1998 to 1999. Loan growth, which was 15% in 1999, was the primary cause of the overall growth in earning assets. Management has been able to achieve this growth in loans because of long term relationships developed by current management while at other financial institutions and most recently, as a result of strong economic conditions in the Banks' primary markets.

During 1998, average loans represented 78% of average earning assets. During 1999 this ratio increased to 80% while loan yields decreased from 9.54% in 1998 to 8.86% in 1999. Yields on securities also fell from 6.35% in 1998 to 6.31% in 1999. The decrease in loan and security yields was consistent with general market rate pressures, and shortening of overall maturities in the portfolio.

Most of the Company's asset growth has been funded with deposits. Average noninterest-bearing deposits grew from an average of $104 million in 1998 to an average of $110 million in 1999. These sources of funding do not carry an interest cost, and thus the amount of interest-earning assets supported by noninterest-bearing liabilities has increased. This factor does not impact net interest spread, but has a positive impact on net interest margin.
Interest-bearing deposits also increased from $482 million to $513 million during this same period. The average rate paid on interest-bearing deposits decreased from 4.71% in 1998 to 4.27% in 1999. The Company is generally asset driven, managing funding to support assets gathered.

The increase in total deposits has been lower than the growth in earning assets. As a result, borrowed funds have increased from $40 million in 1998 to $66 million in 1999. These funds are more costly than deposits and their increase relative to total funding has put some downward pressure on net interest margin and spread.

1998 vs. 1997

Average earning assets increased from $577 million to $642 million, or 11.3%, from 1997 to 1998. Loan growth, which was 13.4% in 1998, was the primary cause of the overall growth in earning assets.

During 1997, average loans represented 76.6% of average earning assets. During 1998 this ratio increased to 78.11% while loan yields decreased from 9.69% in 1997 to 9.54% in 1998. Yields on securities also fell from 6.66% in 1997 to 6.35% in 1998. Average interest-bearing deposits grew 7.3% from 1997 to 1998, outpaced by an 11.3% growth in earning assets. The average rate paid on interest-bearing deposits rose from 4.69% in 1997 to 4.71% in 1998.

The portion of earning assets funded by noninterest-bearing deposits, other liabilities and equity increased from 24.9% in 1997 to 28.2% in 1998. Borrowed funds increased from 4.9% of average earning assets in 1997 to 6.3% in 1998.

         (Refer to the "Average Balance Sheets and Interest Rates" table on the following page.)


                                                      BankFirst Corporation | 13

                    Average Balance Sheets and Interest Rates
                            Years ended December 31,

------------------------------------------------------------------------------------------------------------------------------------
        (Dollars in thousands)                         1999                        1998                           1997
------------------------------------------------------------------------------------------------------------------------------------
                                             Average            Average  Average               Average  Average              Average
ASSETS                                       Balance   Interest  Rate    Balance   Interest     Rate    Balance   Interest    Rate
                                             ---------------------------------------------------------------------------------------
Interest-earning assets
  Securities
    Taxable ..............................   $ 98,054  $  5,878  5.99% $  88,941   $  5,539      6.23%  $105,180   $  6,783    6.45%
    Tax-exempt (1) .......................     33,961     2,456  7.23     37,456      2,669      7.13     23,328      1,795    7.69
    Unrealized gain on  A.F.S ............         83        --    --      2,436         --        --        288         --      --
                                             --------  --------  ----   --------   --------      ----   --------   --------   ----
       Total securities ..................    132,098     8,334  6.31    128,833      8,208      6.35    128,796      8,578    6.66
  Loans (2) ..............................    570,179    50,514  8.86    501,669     47,846      9.54    442,296     42,880    9.70
  Interest-bearing deposits with
  other banks ............................      2,987       149  4.99      2,524         96      3.80        236         15    6.36
  Federal funds sold and other ...........      7,120       416  5.84      9,207        595      6.46      5,850        419    7.16
                                             --------  --------  ----   --------   --------      ----   --------   --------    ----
  Total earning assets ...................    712,384  $ 59,413  8.34%   642,233   $ 56,745      8.83%   577,178   $ 51,892    8.99%

Noninterest-earning assets
  Allowance for loan losses...............     (7,197)                   (6,613)                          (4,796)
  Premises and equipment..................     26,296                    23,022                           19,769
  Cash and due from banks.................     30,484                    25,545                           20,876
  Accrued interest and other assets.......     20,335                    19,639                            8,692
                                             --------                  --------                         --------
  Total assets............................   $782,302                  $703,826                         $621,719
                                             ========                  ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
 Deposits
   Interest-bearing demand deposits ......   $171,708  $  5,180  3.02% $ 152,645   $  4,974   3.26%     $141,941    $ 5,007    3.53%
   Savings deposits.......................     32,556       767  2.36     32,430      1,075   3.31        36,803      1,034    2.81
   Time deposits..........................    308,902    15,986  5.18    297,210     16,685   5.61       270,782     15,063    5.56
                                             --------  --------  ----  ---------   --------   ----     ---------    -------    ----
      Total interest-bearing deposits         513,166   21,933   4.27    482,285     22,734   4.71       449,526     21,104    4.69
 Borrowed funds
    Repurchase agreements.................     25,514       949  3.72     22,682      1,060   4.67         9,110        438    4.81
    Other borrowings......................     15,964       899  5.63      8,634        490   5.68         7,173        414    5.77
    Long-term borrowings..................     24,885     1,355  5.45      8,826        643   7.29        12,214        696    5.70
                                             --------  --------  ----  ---------   --------   ----     ---------    -------    ----
      Total borrowed funds ...............     66,363     3,203  4.83     40,142      2,193   5.46        28,497      1,548    5.43
                                             --------  --------  ----  ---------   --------   ----     ---------    -------    ----
  Total interest-bearing liabilities          579,529  $ 25,136  4.34%   522,427   $ 24,927   4.77%      478,023    $22,652    4.74%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ....    109,870                    103,764                          80,294
  Other liabilities.......................      7,654                      8,536                           6,320
  Stockholders' equity  ..................     85,249                     69,099                          57,082
                                             --------                  ---------                        --------

Total liabilities and stockholders'
equity ...................................   $782,302                  $ 703,826                        $621,719
                                             ========                  =========                        ========

Interest margin recap
Net interest income and interest
rate spread...............................             $ 34,277  4.00%             $ 31,818   4.06%                 $29,240    4.25%
                                                       ========                    ========                         =======

  Net interest income margin..............                       4.81%                        4.95%                            5.07%


(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal federal income tax rate of approximately 38% for 1999 and 1998 and 34% for 1997. Tax equivalent adjustment was $805 for 1999, $830 for 1998, and $606 for 1997.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income. Loan fees were $1,644 for 1999, $1,403 for 1998, and $1,113 for 1997.

================================================================================


                                                      BankFirst Corporation | 14

Provision for Credit Losses
================================================================================

1999 vs. 1998

The provision for credit losses was $2.0 million in 1999 compared to $1.7 million in 1998. The Company experienced net charge-offs of $1.2 million in both 1999 and 1998, resulting in a ratio of net charge-offs to average loans of 0.22% and 0.25% respectively. The increase in the provision in 1999 vs. 1998 is reflective of the increase in loans during the year. Management expects the provision in 2000 to increase over 1999 due to loan growth and market conditions impacted by higher interest rates. Commercial and commercial real estate loan charge-offs increased from $468,000 in 1998 to $688,000 in 1999, while charge-offs of residential real estate loans dropped from $310,000 to $19,000 during the same period. The Company charges off any loan or portion of a loan, when management determines that a loss is imminent irrespective of its due date. All loans recommended for charge off are reviewed by the Senior Loan Officer and approved by the President before final approval by the Boards of Directors of the Banks. Prior years' accrued interest is charged off and current years' accrued interest is reversed against income.

1998 vs. 1997

The provision for credit losses was $1.7 million in 1998 compared to $2.9 million in 1997. The Company experienced net charge-offs of $1.2 million in 1998 and net charge-offs in 1997 of $1.6 million. The decrease in the provision in 1998 vs. 1997 is reflective of the decline in charge-offs and nonperforming loans during the year. Factors that gave rise to the 1997 provision included a 36.6% increase in commercial loans during the year and a 146.1% increase in net charge-offs during the year, which increased historical loss factors applied to the portfolio.

                                          Analysis of Allowance for Credit Losses
                                                    As of December 31,

          (Dollars in thousands)                             1999             1998            1997            1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year .......................     $   6,602       $   6,098       $   4,723       $   4,690       $   4,526

Loans charged off
-----------------
  Commercial, financial, and agricultural...........          (618)           (353)         (1,079)           (182)           (203)
  Commercial real estate ...........................           (70)           (115)           (161)             (6)             --
  Real estate-construction .........................            --              --              --              --              --
  Real estate-residential ..........................           (19)           (310)            (76)            (55)            (44)
  Installment ......................................          (757)           (727)           (503)           (661)           (454)
  Lease financing ..................................            --             (19)            (14)             --              --
                                                         -------------------------------------------------------------------------
                    Total charge-offs ..............        (1,464)         (1,524)         (1,833)           (904)           (701)
                                                         -------------------------------------------------------------------------

Charge-offs recovered
---------------------

  Commercial, financial, and agricultural ..........            38              41              41              53             146
  Commercial real estate ...........................            12               1               2              --              --
  Real estate-construction .........................            --              --              33              12              --
  Real estate-residential ..........................             3              60              39              21              13
  Installment ......................................           213             217             158             184             153
  Lease financing ..................................            --               3              --              --              --
                                                         -------------------------------------------------------------------------
                    Total recoveries ...............           266             322             273             270             312

Net loans charged off ..............................        (1,198)         (1,202)         (1,560)           (634)           (389)
Current year provision .............................         1,996           1,706           2,935             667             553
                                                         -------------------------------------------------------------------------
Balance at end of year .............................     $   7,400       $   6,602       $   6,098       $   4,723       $   4,690
                                                         =========================================================================
Loans, net at year end .............................     $ 585,616       $ 508,552       $ 464,967       $ 412,793       $ 350,652

Ratio of allowance to loans at year end ............          1.26%           1.30%           1.31%           1.14%           1.34%

Average loans (1) ..................................     $ 554,997       $ 487,490       $ 442,296       $ 379,930       $ 339,989

Ratio of net loans charged off to
average loans ......................................          0.22%           0.25%           0.35%           0.17%           0.11%

(1)   Excludes mortgage loans held for sale.

================================================================================


                                                      BankFirst Corporation | 15

Nonperforming Assets
================================================================================

1999 vs. 1998

A banking company's credit risk profile is generally reflected in the level and types of loans held, since loans are usually the highest risk assets owned. Even though the majority of the Company's loans are commercial, which is typically the highest risk loan type, management believes that two factors mitigate the credit risk in this portfolio. First, 64% of commercial loans are secured primarily by income-producing real estate, and secondly, BankFirst's early growth was generated through seasoned loan relationships. The Company's relatively low levels of historical charge-offs and non-performing loans reflect the effect of these mitigating factors.

Nonperforming loans at December 31, 1999 were $6.2 million as compared to $2.5 million at year-end 1998. Nonperforming loans, as a percent of total loans was 1.07% at year-end 1999 compared to 0.49% at year-end 1998. Nonaccrual loans amounted to $4.0 million of the nonperforming totals in 1999 and $537,000 in 1998. The increase is mainly attributable to one large credit representing $2.6 million. Management believes that it is adequately secured by real estate to mitigate any losses that have not already been accounted for. A loan is reviewed at least when it becomes 90 days delinquent for placement on a nonaccrual status. If the prospects for collection are good and the collateral is adequate to cover both principal and interest, then the loan can continue to accrue interest; otherwise it is placed on nonaccrual. Should any loan become 180 days delinquent, it is placed on nonaccrual. Accrued interest for the current year is reversed immediately against interest income and prior year's interest is charged off.

1998 vs. 1997

Nonperforming loans at December 31, 1998, were $2.5 million as compared to $2.8 million at year-end 1997. Nonperforming loans, as a percent of loans was 0.49% at year-end 1998 and 0.61% at December 31, 1997. Nonaccrual loans amounted to $537,000 of the nonperforming total in 1998 and $1.1 million in 1997.


                                                      Nonperforming Assets
                                                       as of December 31,

-----------------------------------------------------------------------------------------------------------------------------------
           (Dollars in thousands)                                 1999            1998          1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Principal balance
-----------------
Nonaccrual ..............................................        $3,981         $  537         $1,141         $  900         $  581
90 days or more past due and still
  accruing ..............................................         2,261          1,971          1,705          1,518            461
                                                                 ------------------------------------------------------------------
            Total nonperforming loans ...................        $6,242         $2,508         $2,846         $2,418         $1,042
                                                                 ==================================================================
Nonperforming as a percent of loans .....................          1.07%          0.49%          0.61%          0.59%          0.30%

Other real estate owned ("OREO") ........................        $1,893         $1,290         $  878         $  309         $  770

OREO as a percent of loans ..............................          0.32%          0.25%          0.19%          0.07%          0.22%

Allowance as a percent of nonperforming
loans ...................................................        118.55%        263.24%        214.27%        195.33%        450.10%

================================================================================


                                                      BankFirst Corporation | 16

Allocation of the Allowance for Credit Losses
================================================================================

Future provisions for credit losses will be dependent on loan growth, loan mix, portfolio credit risk and actual losses incurred. Management has determined that a total allowance of $7.4 million, or 1.26% of total loans exclusive of loans held for sale for 1999, is adequate for credit losses inherent in the total portfolio.

                                                    Allowance Allocation
                                                      at December 31,

          (Dollars in thousands)               1999             1998              1997              1996           1995
   --------------------------------------------------------------------------------------------------------------------
   Commercial, financial, and
   agricultural .....................     $   1,574        $   1,312        $    1,231        $      801     $      714
   Commercial real estate............         2,789            2,442             1,874             1,366          1,263
   Real estate-construction..........           215              268               244               338            276
   Real estate-residential...........         1,149              821               839             1,126          1,227
   Installment.......................           592              600               986               666            709
   Unallocated.......................         1,081            1,159               924               426            501
                                          -----------------------------------------------------------------------------
   Total.............................     $   7,400        $   6,602        $    6,098        $    4,723     $    4,690
                                          =============================================================================


Noninterest Income
================================================================================

1999 vs. 1998

Noninterest income increased 15% from $9.3 million in 1998 to $10.7 million in 1999, primarily attributable to origination fees and discount points earned on mortgage loans held for sale. Service charges on deposit-related products generated $4.7 million for the year, an increase of more than $400,000 over the previous year. Trust income increased nearly $100,000 to $999,000 in 1999 as the trust assets under management increased during the year. Loan servicing income increased nearly $300,000 in 1999, which was primarily attributable to Curtis Mortgage's mortgage banking activities. (See the section entitled "Mortgage Banking" herein for additional information.) Other noninterest income increased $625,000 due mainly to gains on the sale of other real estate.

1998 vs. 1997

Noninterest income increased from $5.7 million in 1997 to $9.3 million in 1998, primarily attributable to mortgage banking activities. Service charges on deposit-related products generated $4.3 million for the year, an increase of $446,000 over the previous year. Trust income increased from $704,000 in 1997 to $903,000 in 1998 as the trust assets under management increased during the year. Loan servicing income increased $131,000 in 1998, which was primarily attributable to the purchase of Curtis Mortgage in January 1998. Net gain on sale of residential mortgage loans increased from $226,000 in 1997 to $3.3 million in 1998, also as a result of mortgage banking activities. Securities gains were $124,000 in 1998 and $309,000 in 1997.

                                                     Noninterest Income

------------------------------------------------------------------------------------------------------------------------
                                                           % change                            % change
        (Dollars in thousands)             1999           from 1998            1998            from 1997            1997
------------------------------------------------------------------------------------------------------------------------
   Noninterest Income
   Deposit service charges and fees .  $  4,668             9.65%          $  4,257             11.70%          $  3,811
   Trust department income ..........       999            10.63                903             28.27                704
   Loan servicing income, net of
   amortization .....................       426           225.19                131                NM                 --
   Other ............................     1,230           103.31                605             (0.33)               607
                                       ---------------------------------------------------------------------------------
                                          7,323            24.20              5,896             15.11              5,122

   Realized gain on sale of loans ...     3,374             2.77              3,283          1,352.65                226
   Security gains/(losses) ..........        40           (67.74)               124            (59.87)               309
                                       ---------------------------------------------------------------------------------

   Total Noninterest Income .........  $ 10,737            15.41%          $  9,303            64.45%           $  5,657
                                       =================================================================================

NM = Not Measurable


                                                      BankFirst Corporation | 17

Noninterest Expense
================================================================================

1999 vs. 1998

Noninterest expense increased approximately $600,000, or 2%, to $28.8 million in 1999 from $28.2 million in 1998. The primary component of noninterest expense is salaries and benefits, which increased approximately $700,000, or 5%, to $15.7 million in 1999 from $15.1 million in 1998. Occupancy expense decreased approximately $400,000 from the previous year, which included start-up costs associated with the opening of three new branches. Other noninterest expense decreased by approximately $900,000 in 1999 that was mainly attributable to merger-related expenses incurred in 1998. The Company's efficiency ratio in 1999 was 64.1% compared to 68.8% in 1998.

1998 vs. 1997

Noninterest expense increased $6.9 million, or 32%, to $28.2 million in 1998 from $21.3 million in 1997. The primary component of noninterest expense is salaries and benefits, which increased $3.9 million, or 35.5%, to $15.0 million in 1998 from $11.1 million in 1997. The increase in salaries and benefits is primarily attributable to the expenses of newly acquired Curtis Mortgage and the overall growth of the Company. Occupancy expense increased $775,000, or 45%, to $2.5 million in 1998 from $1.7 million in 1997. Office expense rose 107% to $1.6 million in 1998 from $775,000 in 1997.


                                                    Noninterest Expense
-------------------------------------------------------------------------------------------------------------------
                                                       % change                          % change
       (Dollars in thousands)            1999          from 1998           1998          from 1997          1997
-------------------------------------------------------------------------------------------------------------------
   Noninterest Expense
   Salaries and employee benefits       $15,731           4.50%          $15,054           35.50%          $11,110
   Occupancy expense ............         2,054         (17.54)            2,491           45.16             1,716
   Equipment expense ............         2,599          13.74             2,285           (9.93)            2,537
   Office expense ...............         1,844          14.82             1,606          107.23               775
   Data processing expense ......         1,722          26.25             1,364            8.86             1,253
   Advertising ..................           734          78.59               411          (26.34)              558
   Other ........................         4,137         (17.38)            5,007           48.40             3,374
                                        --------------------------------------------------------------------------
   Total Noninterest Expense ....       $28,821           2.14%          $28,218           32.34%          $21,323
                                        ==========================================================================

Provision for Income Taxes
================================================================================

The total provision for income taxes was $4.5 million for 1999, reflecting an increase of $900,000 when compared to $3.6 million for 1998. The increase in 1999 was due to a higher level of pre-tax income. The effective tax rate was 33.6% in 1999 and 34.3% in 1998.


                                                      BankFirst Corporation | 18

Investment Securities
================================================================================

BankFirst and The First National Bank and Trust Company, subsidiaries of the Company, use their securities portfolios primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. Generation of income from securities is not a primary focus of the Banks. Total securities were $133.6 million at year-end 1999, which is slightly higher than the $127.9 million balance in 1998. The Banks' policy guidelines are designed to minimize credit, market, and liquidity risk, and securities generally must be "investment grade" or higher to be purchased. All securities are classified as "available for sale" to provide flexibility for asset liability management. Approximately $95.5 million of year-end 1999 securities were pledged for public deposits and repurchase agreements. The Banks do not invest in off-balance sheet derivative financial instruments, such as interest rate swaps.

                                    Securities
                                  at December 31,

       (Dollars in thousands)            1999            1998            1997
 ------------------------------------------------------------------------------
 Available For Sale
 U.S. Government & Agencies.......    $  76,914       $  71,504       $  77,969
 State and municipal..............       39,891          39,008          38,999
 Mortgage-backed and asset-backed        16,791          17,350          10,768
                                     ------------------------------------------
 Total Available For Sale ........    $ 133,596       $ 127,862       $ 127,736
                                     ==========================================

                                                Securities Maturity Schedule
                                                    at December 31, 1999

(Dollars in thousands)           1 Year and Less     1 to 5 Years      5 to 10 Years      Over 10 Years         Total
----------------------------------------------------------------------------------------------------------------------------
                                 Balance    Rate    Balance   Rate    Balance    Rate    Balance    Rate     Balance   Rate
Available For Sale
U.S. Government & Agencies...... $11,988    5.98%   $42,904    6.06%  $ 21,906   6.58%   $   116    5.55%   $ 76,914   6.20%
State and municipal.............   1,137    6.82      8,227    6.09     21,565   6.47      8,962    6.64      39,891   6.44
Mortgage-backed and asset-backed                                                                              16,791   6.07
                                 -------            -------           --------           -------             -------  -----

Total Available For Sale ....... $13,125            $51,131           $ 43,471           $ 9,078            $133,596   6.26%
                                 =======            =======           ========           =======            ========  =====

Loans
================================================================================

Total loans, exclusive of loans held for sale, were $585.6 million at year-end 1999, and $508.6 million at year-end 1998. Loan growth was $77 million during 1999 and $44 million during 1998. Loans in all categories continued to grow during 1998 and 1999 primarily as a result of strong economic conditions in the Banks' primary markets, with commercial lending experiencing the largest growth. A significant percentage of commercial loans is represented by the hospitality industry, which comprises approximately $132 million, or 22.6%, of the Company's total loan portfolio.

Management expects loan growth in 2000 to continue at a slower rate than in 1999 due to rising interest rates initiated by the Federal Reserve Board. Commercial lending will continue to be the primary focus, although management will work to generate additional consumer loans, as well as additional residential mortgage loans through Curtis Mortgage.

Lending activities are under the direct supervision of the Boards of Directors and senior management of the Banks. The Banks operate under loan policies that provide, among other things, guidelines for underwriting, credit criteria, loan composition, concentrations and administration.


                                                      BankFirst Corporation | 19

                                                      Loans Outstanding
                                                       at December 31,
   --------------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)          1999               1998               1997                1996              1995
   --------------------------------------------------------------------------------------------------------------------
   Commercial, financing and
   agricultural..............  $   101,310       $    87,793         $    95,143        $    69,614         $    53,430
   Commercial real estate....      250,403           211,114             164,102            155,389             116,372
   Real estate-construction .       27,585            36,779              24,977             26,379              22,021
   Real estate-residential ..      138,001           115,115             119,748            110,636             108,276
   Installment...............       68,968            57,497              59,947             50,277              50,569
   Other.....................          203             1,614               2,623              2,035               1,754
                               ----------------------------------------------------------------------------------------

     Total loans.............      586,470           509,912             466,540            414,330             352,422
   Unearned income...........         (854)           (1,360)             (1,968)            (1,537)             (1,770)
                               ----------------------------------------------------------------------------------------

         Total loans, net ...  $   585,616       $   508,552         $   464,572        $   412,793         $   350,652
                               ========================================================================================


                                            Composition of Loan Portfolio by Type
                                                       at December 31,
                               ----------------------------------------------------------------------------------------
                                     1999                1998                1997              1996                1995
                               ----------------------------------------------------------------------------------------
   Commercial, financial,
   and agricultural..........       17.27%               17.22%              20.39%           16.80%              15.16%
   Commercial real estate ...       42.70                41.40               35.17            37.50               33.02
   Real estate-construction .        4.70                 7.21                5.35             6.37                6.25
   Real estate-residential ..       23.53                22.58               25.67            26.70               30.72
   Installment...............       11.76                11.28               12.85            12.13               14.35
   Other.....................        0.04                 0.31                0.57             0.50                0.50
                               =========================================================================================
   Total.....................      100.00%              100.00%             100.00%          100.00%             100.00%
                               =========================================================================================

Mortgage Banking
================================================================================

Mortgage banking revenues account for a significant portion of the Company's operating noninterest income and include origination fees, points, gain or loss on sales of loans, loan servicing income, and recognition of the value of loan servicing. The costs of servicing rights on mortgage loans sold "servicing-retained" is recognized as an asset, with a corresponding amount recorded as income; the asset is amortized over its expected life. Net gains and losses on loans, coupled with loan servicing income and related amortization, were $3.8 million for 1999, compared to $3.4 million for the same period last year. The increase was attributed to slower refinancing of serviced loans, which favorably impacted amortization expense.

The interest rate environment heavily influences secondary market residential loan originations and consumer refinance activity. Loan origination and purchase loan volumes decreased from 1998; however, the resulting gains realized on loan sales were higher in 1999. Market interest rates for year 2000 are expected to be higher than 1999 levels, which may cause gain on sale of loans to be lower than 1998. Given this expected rise in interest rates, management believes that the secondary market sales volume, comprised mainly of fixed rate products, will continue to decline from current levels.


                                                      BankFirst Corporation | 20

Deposits and Borrowings
================================================================================

Deposits have been the Company's primary source of funding for loans, although the Company also utilizes borrowed funds, including customer repurchase agreements. The Company believes it has the ability to raise deposits quickly within its market areas by slightly raising interest rates. The Company's deposit strategy, however, has been to remain competitive in its markets, without paying the highest yield, because of the availability and attractiveness of other sources of funding. Customer repurchase agreements and Federal Home Loan Bank of Cincinnati ("FHLB") advances, while more costly than deposit funding, are typically the lowest costing borrowed funds available in the marketplace, and are utilized by management to raise identified amounts of funds with more precision than deposit solicitations. Although management expects to continue using repurchase agreements, short-term borrowings and FHLB advances, deposits will continue to be the Company's primary funding source.

Total deposits grew at a rate of 2% during 1999 and 12% during 1998, resulting from an increase in deposit-taking branch locations and effective marketing strategies. Despite the increase in deposit growth, loan growth, including loans held for sale, outpaced the growth of deposit sources, resulting in an increase in the loan to deposit ratio to 89.1% at year-end 1999, from 86.4% at year-end 1998. To supply the needed liquidity, the Company increased its repurchase agreements from $22.2 million in 1998 to $32.1 million in 1999. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has utilized the FHLB as a borrowing source. FHLB borrowings were $11.9 million at year-end 1998 and $29.2 million at year-end 1999. The FHLB will continue to be a source for funding loan growth in the future, as the Company intends to draw additional borrowings to fund loan growth.

                                      Deposit Information
                                        at December 31,

  --------------------------------------------------------------------------------------------
    (Dollars in thousands)         1999                      1998                      1997
  --------------------------------------------------------------------------------------------
  Noninterest-bearing........  $   105,079               $   117,823               $    92,749
  Interest-bearing demand....      181,918                   159,890                   150,761
  Saving deposits............       31,007                    33,862                    37,270
  Time.......................      312,375                   306,391                   268,989
                               ---------------------------------------------------------------
  Total Deposits.............  $   630,379               $   617,966               $   549,769
                               ===============================================================

                              Maturity Ranges of Time Deposits
                      With Balances of $100,000 or More at December 31,
  -------------------------------------------------------------------------------------------
    (Dollars in thousands)         1999                     1998                      1997
  -------------------------------------------------------------------------------------------
  3 months or less...........  $   24,905               $   23,642                 $   25,686
  3 through 6 months.........      27,611                   22,623                     14,324
  6 through 12 months........      25,815                   24,231                     21,167
  Over 12 months.............      17,572                   10,906                     17,083
                               --------------------------------------------------------------
                               $   95,903               $   81,402                 $   78,260
                               ==============================================================

In general, large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. However, the Company does not believe that its deposits of this type are materially more sensitive to interest rate changes than its other certificates of deposits because such certificates are principally held by long-term customers located in the Banks' market areas. Certificates of deposit of this type rose $14.5 million from year-end 1998 to December 31, 1999, representing a $3.1 million increase.


                                                      BankFirst Corporation | 21

Interest Rate Sensitivity
================================================================================

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


                                            Liquidity and Interest Rate Sensitivity
                                                     at December 31, 1999

----------------------------------------------------------------------------------------------------------------------
          (Dollars in thousands)               1-90 Days      91-365 Days      1-5 Years    Over 5 Years      Total
----------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans, net (1)...........................  $   203,781     $   115,461     $   236,936     $   41,643    $   597,821
  Securities available for sale
    Taxable................................        1,776          19,868          48,641         25,881         96,166
    Tax-exempt.............................        1,445           2,915          25,854          7,216         37,430
                                             -------------------------------------------------------------------------
       Total securities....................        3,221          22,783          74,495         33,097        133,596

  Federal funds sold and other.............        1,621             749              --          3,496          5,866

                                             -------------------------------------------------------------------------
Total Interest-Earning Assets..............  $   208,623     $   138,993     $   311,431     $   78,236    $   737,283
                                             =========================================================================

Interest-Bearing Liabilities

  Interest-bearing demand deposits.........  $   181,918     $        --     $        --     $       --    $   181,918
  Savings deposits.........................       31,007              --              --             --         31,007
  Time Deposits............................       86,319         156,633          69,423             --        312,375
  Repurchase agreements and other borrowed
    Funds..................................       59,603              --              --             --         59,603
  Long-term borrowings.....................       27,000              --              --          2,159         29,159
                                             -------------------------------------------------------------------------
Total Interest-Bearing Liabilities.........  $   385,847     $   156,633     $    69,423     $    2,159    $   614,062
                                             =========================================================================

Rate sensitive gap.........................     (177,224)        (17,640)        242,008         76,077        123,221
Rate sensitive cumulative gap..............     (177,224)       (194,864)         47,144        123,221
Cumulative gap as a percentage of earning
assets.....................................       (24.04)%        (26.43)%          6.39%         16.71%

(1) Includes mortgage loans held for sale.

The Company has a cumulative negative GAP (defined as the dollar difference between rate-sensitive assets and rate-sensitive liabilities with respect to a given time frame) of approximately 24.0% and 26.4% at the end of 90 days and one year, respectively as of December 31, 1999. This compares with a cumulative negative GAP of 11.6% and 18.6% at the end of 90 days and one year, as of year-end 1998. Management believes that this level of negative GAP is appropriate since many of the liabilities that are contractually immediately repricable can be effectively repriced more slowly than the assets, which are contractually immediately repricable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities, which are contractually immediately repricable, is affected to a large extent by the speed and amount of interest rate movements. Management's estimates regarding the actual repricing of contractually immediately repricable liabilities is incorporated into the Company's earnings simulation model.


                                                      BankFirst Corporation | 22

The Company uses an earnings simulation model to analyze the net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of 100 and 200 basis points ("bp"). Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to interest rates are also incorporated in the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.


                                                     Market Risk Analysis
                                                     at December 31, 1999
                                      Decrease in Rates                                    Increase in Rates
                                      -----------------                                    -----------------
  (Dollars in thousands)      200 Basis Points  100 Basis Points   Level Rates     100 Basis Points  200 Basis Points
---------------------------------------------------------------------------------------------------------------------
Projected Interest Income
Loans.......................    $   52,061       $   53,410        $   55,484        $   57,559        $   58,906
Investments.................         8,925            9,058             9,229             9,400             9,532
Federal funds sold..........            --               --                --                --                --

Total interest income.......    $   60,986       $   62,468        $   64,713        $   66,959        $   68,438

Projected Interest Expense
Deposits....................    $   20,951       $   21,924        $   23,413        $   24,846        $   25,738
FHLB term advances..........         1,444            1,555             1,727             1,900             2,010
Fed funds purchased
& other borrowings..........         3,144            3,354             3,687             4,021             4,210

Total interest expense .....    $   25,539       $   26,833        $   28,827        $   30,767        $   31,958

Net interest income.........    $   35,447       $   35,635        $   35,886        $   36,192        $   36,480
Change from level rates ....          (439)            (251)                                306               594
% change from level rates ..         (1.22)%          (0.70)%                              0.85%             1.66%

                                                Summarized Market Risk Analysis
                                                     at December 31, 1998
                                      Decrease in Rates                                        Increase in Rates
                                      -----------------                                        -----------------
 (Dollars in thousands)    200 Basis Points   100 Basis Points   Level Rates      100 Basis Points   200 Basis Points
---------------------------------------------------------------------------------------------------------------------
Projected total interest
income......................   $49,667            $51,888          $54,085            $56,333            $58,546
Projected total interest
expense.....................    20,824             22,594           23,524             25,032             26,394
Net interest income.........    28,843             29,294           30,561             31,301             32,152
Change from level rates ....    (1,738)            (1,287)                                720              1,571
% change from level rates ..     (5.68)%            (4.21)%                              2.35%              5.14%

In the event of an immediate 100 bp upward shift in the yield curve, it is estimated that net interest income would increase by $306,000 compared to an increase of $594,000 in the event of a similar 200 bp rate movement. These changes represent 0.85% and 1.66% of net interest income, respectively. This compares to December 31, 1998, when an immediate 100 bp upward shift resulted in net interest income increasing $720,000 and an increase of $1.6 million when there was an upward movement of 200 bp. Downward rate movements result in estimated decreases in net interest income of reasonably similar amounts and percentages.


                                                      BankFirst Corporation | 23

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

Although the 1999 model shown above reflects a slight increase in net interest income if interest rates rise, future fluctuations in noninterest-bearing deposits, reductions in loan origination fees, higher borrowing costs, and increasingly competitive loan pricing pressures may have a significant negative impact on future earnings. The Company's net interest margin has declined from 5.07% at December 31, 1997 to 4.95% at December 31, 1998 to 4.81% at December 31, 1999, mainly due to the above-reflected situations. Refer to the section entitled "Asset/Liability Management" herein for additional information.

Equity and Capital Resources
================================================================================

The Company was "well capitalized" for regulatory purposes during 1999 and 1998. Please refer to Note 11, "Capital Requirements and Restrictions on Retained Earnings", in the Financial Statements included herein. The Company has issued stock upon the exercise of stock options, conversion of preferred stock to common stock, and in connection with a five for four common stock split in 1997 and five for one split in 1998. In September 1998 the Company received net proceeds from its initial public offering. The increase in capital from the offering will be utilized to support long-term future growth. The Company has not paid cash dividends on its Common Stock since becoming a publicly traded Company in September 1998. The Company's current strategy is to support equity growth by retaining net profits rather than distributing its net profits in the form of cash dividends.

Items that represent common stock equivalents include 181,050 outstanding shares of the Company's 5% preferred stock, $5.00 par value per share (the "Preferred Stock"), and 987,810 common stock options outstanding at year-end 1999. Each share of the Preferred Stock is convertible into 3.0875 shares of Common Stock, adjustable for stock splits and future recapitalizations. There are 1,000,000 authorized shares of Preferred Stock; however, management currently has no plans to issue additional shares. There are 1,936,660 additional shares of Common Stock available for grant under the Company's Incentive Stock Option Plan. The Company plans to continue granting stock options to selected officers, directors and other key employees.

Liquidity
================================================================================

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets and long- and short-term borrowings, based upon management's consideration of expected loan demand, expected deposit flows and securities sold under repurchase agreements (which are generally deposit equivalents arising from a corporate cash management program offered by the Company). Management looks to deposits and other borrowings as its primary sources of liquidity. The Banks' Asset/Liability Committees evaluate funding sources on a quarterly basis, set funding policy, and evaluate repricing and maturity of the Banks' assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on the Banks' net interest income.

The Company believes it has the ability to raise deposits quickly within its market area by slightly raising interest rates, but has typically been able to achieve deposit growth without paying above market interest rates. Deposit growth has funded most of the significant asset growth in the past several years, but has decreased modestly as a percent of total funding. The Company actively solicits customer cash management relationships, which often includes a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the Banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to increase customer relationships because of its strong business-lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.


                                                      BankFirst Corporation | 24

The Company maintains significant lines of credit with other financial institutions. At December 31, 1999, total borrowing capacity under those lines amounted to approximately $55.5 million under agreements with five commercial banks and an additional $7.6 million with the FHLB and $51.7 million with the Federal Reserve Bank.

While management is currently extending the average maturity of its securities for interest rate risk purposes, substantial liquidity is available from normal maturities of securities. The Company also had $133.6 million in securities classified as "available for sale" at year-end 1999. The ability to sell such securities is another potential source of liquidity, although management generally does not use this source of funding frequently. To the extent such securities are pledged to outstanding borrowings, they are not available for liquidity purposes. Proceeds from the maturities of loans are another steady source of funding, although on a net basis the demands for new loans and renewals have exceeded funds provided by maturing loans.


                                 Loan Liquidity
                              at December 31, 1999

        (Dollars in thousands)                                    Loan Maturities
--------------------------------------------------------------------------------------------------------------------
                                        1 year and less         1-5 years           Over 5 years             Total
                                        ---------------         ---------           ------------             -----
Commercial, financial, and
agricultural ......................     $    49,669          $     44,958          $       6,683        $    101,310
Commercial real estate.............           5,846               179,313                 64,546             249,705
Real estate - construction and
residential (1)....................          39,858                64,870                 73,063             177,791
Installment & Other................          18,382                43,646                  6,987              69,015
                                        -----------          ------------          -------------        ------------
Total loans........................     $   113,755          $    332,787          $     151,279        $    597,821
                                        ===========          ============          =============        ============

Loans maturing after 1 year with:
  Fixed interest rates.............     $   324,006
  Floating interest rates..........         160,060
                                        ===========
                                        $   484,066
                                        ===========

(1) Includes $12,205 of mortgage loans held for sale, which are generally sold within 60 days.

The liquidity discussion above has described the Company's liquidity needs on a consolidated basis. In general, the deposit and borrowing capacity described above is at the bank level. If necessary, additional funding sources are available at the holding company level. Substantial liquidity can be moved between the Banks and the holding company, although there are certain regulatory restrictions on such flows, particularly from the Banks to the holding company. Please refer to Note 11, "Capital Requirements and Restrictions on Retained Earnings", to the Financial Statements. The holding company currently has no borrowings, and management's previous history has been to not pay dividends on common stock, but rather to retain net profits to support the Company's growth. As a result, the holding company's independent liquidity needs result primarily from holding company only expenses, which are quite small in relation to its sources of liquidity.


                                                      BankFirst Corporation | 25

Year 2000
================================================================================

The Company undertook a project (the "Year 2000 Project") to identify and assess the readiness of its computer systems, programs and other infrastructure that could be affected by the Year 2000 issue and to remedy the problems identified. The Year 2000 Project also included an assessment of Year 2000 readiness of key third parties on whom the Company's operations depended. The Company also developed contingency plans to permit it to continue operations, consistent with the highest quality standards, in the event Year 2000 problems arose. If problems are encountered in the future related to in-house systems or to those of key third parties, it is possible that costs could be incurred that might adversely affect the Company's financial condition.

During 1999, the Company incurred costs of approximately $250,000 attributable to Year 2000 remediation. Although management does not expect to incur any additional related expenses in 2000, unforeseen circumstances may arise; therefore, monitoring will continue at least through the first quarter of 2000. Corrective action will be taken if management encounters any previously unidentified Year 2000 problems internally or in interfacing with third parties, and our contingency plans remain available. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, that such an interruption could be material to the Company's overall financial performance.

Effects of Inflation
================================================================================

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

New Reporting Requirements
================================================================================

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Until recently, BankFirst was required to adopt the new standard as of January 1, 2000. However, in July 1999, the Financial Accounting Standards Board issued SFAS 137 extending the implementation date of SFAS 133 until January 1, 2001. Management has not yet determined the impact of this standard.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

The information for this item is hereby incorporated by reference to the Liquidity and Interest Rate Sensitivity section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                      BankFirst Corporation | 26

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
BankFirst Corporation
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of BankFirst Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ending December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of First Franklin Bancshares, Inc. which statements reflect net income constituting 39% of the related 1997 total. The First Franklin Bancshares, Inc. 1997 financial statements were audited by other auditors, whose report dated January 22, 1998 thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for First Franklin Bancshares, Inc. in the consolidated financial statements, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFirst Corporation as of December 31, 1999 and 1998, and its results of operations and cash flows for each of the three years in the period ending December 31, 1999 in conformity with generally accepted accounting principles.

                                                   Crowe, Chizek and Company LLP

Louisville, Kentucky
January 21, 2000


                                                      BankFirst Corporation | 27

                              BANKFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                1999            1998
                                                                                ----            ----
ASSETS
     Cash and due from banks                                               $     36,039     $     36,136
     Federal funds sold                                                               0            8,850
                                                                           ------------     ------------
         Total cash and cash equivalents                                         36,039           44,986
     Securities available for sale                                              133,596          127,862
     Mortgage loans held for sale                                                12,205           25,642
     Loans, net of allowance for credit losses of $7,400 and $6,602             578,216          501,950
     Premises and equipment, net                                                 26,814           24,927
     Mortgage servicing rights                                                    8,896            7,484
     Federal Home Loan Bank Stock, at cost                                        3,420            3,189
     Intangible assets                                                            1,845            2,002
     Accrued interest receivable and other assets                                11,868           10,259
                                                                           ------------     ------------

         Total assets                                                      $    812,899     $    748,301
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                          $    105,079     $    117,823
     Interest-bearing deposits                                                  525,300          500,143
                                                                           ------------     ------------
         Total deposits                                                         630,379          617,966

     Securities sold under agreements to repurchase                              32,103           22,208
     Federal funds purchased and other borrowings                                27,500            4,166
     Advances from the Federal Home Loan Bank                                    29,159           11,884
     Accrued interest payable and other liabilities                               7,232            9,236
                                                                           ------------     ------------
         Total liabilities                                                      726,373          665,460

Stockholders' equity
     Common stock:  $2.50 par value, 15,000,000 shares
       authorized, 11,275,600 and 11,375,600 shares outstanding                  28,189           28,439
     Noncumulative convertible preferred stock:  $5 par value,
       1,000,000 shares authorized, 181,050 shares outstanding                      905              905
     Additional paid-in capital                                                  33,448           34,093
     Retained earnings                                                           25,914           17,160
     Accumulated other comprehensive income (loss)                               (1,930)           2,244
                                                                           ------------     ------------
         Total stockholders' equity                                              86,526           82,841
                                                                           ------------     ------------

         Total liabilities and stockholders' equity                        $    812,899     $    748,301
                                                                           ============     ============

--------------------------------------------------------------------------------
                             See accompanying notes.


                                                      BankFirst Corporation | 28

                              BANKFIRST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                       1999             1998            1997
                                                                       ----             ----            ----
Interest income
    Interest and fees on loans                                     $   50,514      $   47,846      $   42,880
    Taxable securities                                                  5,878           5,539           6,874
    Nontaxable securities                                               1,651           1,839           1,173
    Other                                                                 565             691             360
                                                                   ----------      ----------      ----------
                                                                       58,608          55,915          51,287

Interest expense
    Deposits                                                           21,933          22,734          21,104
    Federal funds purchased and repurchase agreements                   1,848           1,550             744
    Federal Home Loan Bank advances and other debt                      1,355             643             804
                                                                   ----------      ----------      ----------
                                                                       25,136          24,927          22,652

Net interest income                                                    33,472          30,988          28,635

Provision for credit losses                                             1,996           1,706           2,935
                                                                   ----------      ----------      ----------

Net interest income after provision
  for credit losses                                                    31,476          29,282          25,700

Noninterest income
    Service charges and fees                                            4,668           4,257           3,811
    Net securities gains                                                   40             124             309
    Net gain on loan sales                                              3,374           3,283             226
    Loan servicing income, net of amortization                            426             131               -
    Trust department income                                               999             903             704
    Other                                                               1,230             605             607
                                                                   ----------      ----------      ----------
                                                                       10,737           9,303           5,657
Noninterest expense
    Salaries and employee benefits                                     15,731          15,054          11,110
    Occupancy expense                                                   2,054           2,491           1,716
    Equipment expense                                                   2,599           2,285           2,537
    Office expense                                                      1,844           1,606             775
    Data processing fees                                                1,722           1,364           1,253
    Advertising                                                           734             411             558
    Other                                                               4,137           5,007           3,374
                                                                   ----------      ----------      ----------
                                                                       28,821          28,218          21,323

Income before income taxes                                             13,392          10,367          10,034

Provision for income taxes                                              4,506           3,558           3,406
                                                                   ----------      ----------      ----------

Net income                                                         $    8,886      $    6,809      $    6,628
                                                                   ==========      ==========      ==========

Earnings per share:
    Basic                                                          $      .77      $      .64      $      .66
    Diluted                                                        $      .73      $      .59      $      .61


--------------------------------------------------------------------------------
                             See accompanying notes.


                                                      BankFirst Corporation | 29

                              BANKFIRST CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                                 Other       Total
                                                                     Additional                  Compre-     Stock-
                                            Common      Preferred     Paid-in     Retained      hensive     holders'
                                             Stock        Stock       Capital     Earnings   Income (loss)   Equity
                                             -----        -----       -------     --------   -------------   ------
Balance, January 1, 1997                 $    4,303   $    1,128   $   23,456    $  25,992    $      336   $   55,215

Sales of common stock,  1,177 shares              4           --           39           --            --           43
Stock options exercised, 23,659 shares           59           --          465           --            --          524
Conversion of 7,051 shares preferred
  stock into 3,482 shares common stock            9          (35)          26           --            --           --
Cash dividends on preferred stock                --           --           --         (161)           --         (161)
Cash dividends on common stock                   --           --           --       (1,214)           --       (1,214)
Common stock split, 253,727 shares              634           --           --         (634)           --           --
Cash paid for fractional shares in
  stock split                                    --           --           --           (3)           --           (3)
Repurchased common stock, 6,173
  shares                                        (16)          --         (209)          --            --         (225)
Comprehensive income (loss):
    Net income                                   --           --           --        6,628            --        6,628
    Change in unrealized gains
      (losses), net of reclassification          --           --           --           --           625          625
                                                                                                           ----------
     Total comprehensive income (loss)                                                                          7,253
                                         ----------   ----------   ----------    ---------    ----------   ----------

Balance, December 31, 1997                    4,993        1,093       23,777       30,608           961       61,432

Sale of common stock, 428 shares                  1           --           15           --            --           16
Stock options exercised, 1,107 shares             2           --           28           --            --           30
Conversion of 37,548 shares of preferred
  stock into 108,974 shares of common
  stock                                         272         (188)         (84)          --            --           --
Cash dividend on preferred stock                 --           --           --         (146)           --         (146)
Cash dividend on common stock                    --           --           --         (115)           --         (115)
Proceeds from issuance of 1,270,000 shares
  of common stock, net of related costs       3,175           --       10,357           --            --       13,532
Common stock split, 7,998,436 shares         19,996           --           --      (19,996)           --           --
Comprehensive income (loss):
     Net income                                  --           --           --        6,809            --        6,809
     Change in unrealized gains (losses),
       net of reclassification                   --           --           --           --         1,283        1,283
                                                                                                           ----------
     Total comprehensive income (loss)                                                                          8,092
                                         ----------   ----------   ----------    ---------    ----------   ----------

Balance, December 31, 1998               $   28,439   $      905   $   34,093    $  17,160    $    2,244   $   82,841
                                         ==========   ==========   ==========    =========    ==========   ==========

--------------------------------------------------------------------------------
                             See accompanying notes.


                                                      BankFirst Corporation | 30

                              BANKFIRST CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                Other         Total
                                                                    Additional                 Compre-       Stock-
                                            Common      Preferred     Paid-in     Retained     hensive      holders'
                                             Stock        Stock       Capital     Earnings  Income (loss)    Equity
                                             -----        -----       -------     --------  -------------    ------
Balance, January 1, 1999                 $   28,439   $      905   $   34,093    $  17,160    $    2,244   $   82,841

Cash dividends on preferred stock                --           --           --         (132)           --         (132)
Repurchased common stock,                      (250)          --         (645)          --            --         (895)
  100,000 shares
Comprehensive income (loss):
    Net income                                   --           --           --        8,886            --        8,886
    Change in unrealized gains
      (losses), net of reclassification          --           --           --           --        (4,174)      (4,174)
                                                                                                           ----------
     Total comprehensive income (loss)                                                                          4,712
                                         ----------   ----------   ----------    ---------    ----------   ----------

Balance, December 31, 1999               $   28,189   $      905   $   33,448    $  25,914    $   (1,930)  $   86,526
                                         ==========   ==========   ==========    =========    ==========   ==========


--------------------------------------------------------------------------------
                             See accompanying notes.


                                                      BankFirst Corporation | 31

                              BANKFIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                              1999           1998           1997
                                                                              ----           ----           ----
Cash flows from operating activities
    Net income                                                            $    8,886     $    6,809      $    6,628
    Adjustments to reconcile net income to net cash from
      operating activities
       Provision for credit losses                                             1,996          1,706           2,935
       Depreciation                                                            2,278          1,936           1,754
       Amortization of mortgage servicing rights                               1,690          1,787               -
       Security amortization and accretion, net                                  104            (35)           (120)
       Net (gains) losses on securities sales                                    (40)          (124)           (309)
       Net gain on sale of mortgage loans                                     (3,374)        (3,283)           (226)
       Proceeds from sales of mortgage loans                                 166,189        209,390          15,491
       Purchases of mortgage loans held for sale                             (21,529)       (39,283)
       Originations of mortgage loans held for sale                         (131,223)      (185,804)        (15,562)
       Increase in mortgage servicing rights                                  (1,412)          (484)             --
       Net (gains) losses on sales of assets                                      --             --              77
       Changes in assets and liabilities:
          Accrued interest receivable and other assets                        (1,828)        (2,260)           (571)
          Accrued interest payable and other liabilities                      (2,004)        (2,358)          4,340
                                                                          ----------     ----------      ----------
             Net cash from operating activities                               19,733        (12,003)         14,437

Cash flows from investing activities

    Purchase of securities                                                   (51,134)       (57,152)        (59,276)
    Proceeds from maturities of securities                                    25,438         41,906          32,224
    Proceeds from sales of securities                                         15,788         14,335          35,530
    Net increase in loans                                                    (76,266)       (43,583)        (53,437)
    Purchase of FHLB stock                                                      (231)          (219)           (494)
    Premises and equipment expenditures, net                                  (4,165)        (5,731)         (6,255)
    Net cash paid for mortgage company                                            --         (7,449)             --
                                                                          ----------     ----------      ----------
                Net cash from investing activities                           (90,570)       (57,893)        (51,708)

Cash flows from financing activities
    Net change in deposits                                                    12,413         68,197          33,430
    Net change in repurchase agreements
      and other borrowings                                                    33,229          8,113          11,068
    Advances from the Federal Home Loan Bank                                  27,275         10,000           2,000
    Repayments of advances from Federal Home Loan Bank                       (10,000)       (10,237)         (2,033)
    Repayments of notes payable                                                   --         (5,798)             --
    Dividends paid                                                              (132)          (261)         (1,375)
    Sales of stock and stock options exercised                                    --             46             564
    Proceeds from public offering of common stock                                 --         13,532              --
    Repurchase of common stock                                                  (895)            --            (225)
                                                                          ----------     ----------      ----------
                Net cash from financing activities                            61,890         83,592          43,429
                                                                          ----------     ----------      ----------

Net change in cash and cash equivalents                                       (8,947)        13,696           6,158

Cash and cash equivalents, beginning of year                                  44,986         31,290          25,132
                                                                          ----------     ----------      ----------

Cash and cash equivalents, end of year                                    $   36,039     $   44,986      $   31,290
                                                                          ==========     ==========      ==========

Supplemental disclosures - cash and noncash
    Interest paid                                                         $   25,221     $   25,334      $   22,619
    Income taxes paid                                                          3,960          3,100           3,186
    Loans converted to other real estate                                       2,886          1,096           1,082

--------------------------------------------------------------------------------

                             See accompanying notes.


                                                      BankFirst Corporation | 32

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its wholly-owned subsidiaries, BankFirst, First National Bank and Trust Company (together referred to as the "Banks") and BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, Inc., collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides financial services through its offices in Eastern and Southeastern Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for credit losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. The aggregate cost of mortgage loans held for sale at year-end 1999 and 1998 is less than their aggregate net realizable value.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Other consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income. Interest received is recognized on the cash basis or cost recovery method, until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Credit Losses: The allowance for credit losses is a valuation allowance for probable credit losses, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past credit loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.


                                                      BankFirst Corporation | 33

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on an accelerated basis, except for buildings for which the straight line basis is used.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell.

Servicing rights are recognized as assets for purchased rights and for the allocated cost of retained servicing rights on loans sold. Servicing rights are expensed in proportion to and over the period of estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Costs of loan servicing are charged to expense as incurred.

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

Benefit Plans: Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. During 1999, the Company amended the Plan such that no additional service benefits will accrue after December 31, 1999. See Note 8 for further information. The 401(k) plan expense is the amount contributed to the plan as determined by Board decision. The Company merged the two separate 401(k) plans together on December 31, 1999. Deferred compensation plan expense allocates the benefits over years of service.

Stock Compensation: Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.


                                                      BankFirst Corporation | 34

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, and preferred stock. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income (loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. Comprehensive income (loss) is presented in the consolidated statements of changes in stockholders' equity.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Application of this statement is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

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

Segments: The Company's primary segment is banking, which accounts for 89% of gross revenues at year-end 1999. Other operating segments include mortgage banking and trust services.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 1999 presentation.


                                                      BankFirst Corporation | 35

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 2 - BUSINESS COMBINATIONS

On July 2, 1998, BankFirst Corporation acquired all of the outstanding common stock of First Franklin Bancshares, Inc. ("First Franklin") in a business combination accounted for as a pooling of interest. Stockholders of First Franklin exchanged 164,125 shares of stock for 723,673 shares of the Company's Common Stock. In the business combination, First Franklin was merged into BankFirst Corporation, and its wholly-owned subsidiary, The First National Bank and Trust Company, remains a subsidiary of BankFirst Corporation. These consolidated financial statements give retroactive effect to the merger, and as a result, the financial statements are presented as if the combined companies had been consolidated for all periods presented.

Separate interest income and net income of the merged entities are as follows:

                                                     1998            1997
                                                     ----            ----
Interest income
     BankFirst Corporation                        $   41,526     $   37,625
     First Franklin                                   14,389         13,662
                                                  ----------     ----------

                                                  $   55,915     $   51,287
                                                  ==========     ==========
Net income
     BankFirst Corporation                        $    4,480     $    4,066
     First Franklin                                    2,329          2,562
                                                  ----------     ----------

                                                  $    6,809     $    6,628
                                                  ==========     ==========

On January 16, 1998, the Bank acquired Curtis Mortgage Company, Inc., a mortgage loan origination and servicing company, for $7.5 million in a business combination accounted for as a purchase. The results of operations of Curtis Mortgage Company, Inc. is included in the accompanying financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired resulted in $1.9 million of goodwill, which is being amortized on a straight-line basis over 15 years.

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


                                                      BankFirst Corporation | 36

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities are summarized as follows:

                                                                         Gross       Gross
                                                         Amortized    Unrealized   Unrealized       Fair
1999                                                       Cost          Gains       Losses         Value
----                                                       ----          -----       ------         -----
U.S. Treasury securities                               $   17,210     $       5    $      (60)    $   17,155
Obligations of U.S. government agencies                    61,585             8        (1,834)        59,759
Obligations of states and political subdivisions           40,570           117          (796)        39,891
Mortgage-backed securities                                 17,344             2          (555)        16,791
                                                       ----------     ---------    ----------     ----------

                                                       $  136,709     $     132    $   (3,245)    $  133,596
                                                       ==========     =========    ==========     ==========


1998
----
U.S. Treasury securities                               $   25,258     $      601   $       --     $   25,859
Obligations of U.S. government agencies                    44,197          1,448           --         45,645
Obligations of states and political subdivisions           37,455          1,553           --         39,008
Mortgage-backed securities                                 17,335             61          (46)        17,350
                                                       ----------     ----------    ---------     ----------

                                                       $  124,245     $    3,663    $     (46)    $  127,862
                                                      ===========     ==========    =========     ==========

Contractual   maturities  of  securities  at  year-end  1999  are  shown  below.
Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                 Amortized           Fair
                                                    Cost             Value
                                                ------------     ------------
Due in one year or less                         $     13,148     $     13,125
Due after one year through five years                 52,309           51,131
Due after five years through ten years                44,530           43,471
Due after ten years                                    9,378            9,078
Mortgage-backed securities                            17,344           16,791
                                                ------------     ------------

     Total maturities                           $    136,709     $    133,596
                                                ============     ============

                                            1999           1998            1997
                                            ----           ----            ----
Sales of securities available for
 sale were as follows:
         Proceeds                       $   15,788     $   14,335     $   35,530
         Realized gains                         71            125            343
         Realized losses                        31              1             34

Securities with a carrying value of $95,490 and $74,691 at year-end 1999 and 1998, were pledged for public deposits and securities sold under agreements to repurchase.


                                                      BankFirst Corporation | 37

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

At year-end 1999 and 1998, loans consisted of the following:

                                                       1999            1998
                                                   ------------    ------------
Commercial, industrial and agricultural            $    101,310    $     87,793
Commercial real estate                                  250,403         211,114
Real estate construction                                 27,585          36,779
Residential real estate                                 138,001         115,115
Loans to individuals                                     68,968          57,497
Lease financing and other                                   203           1,614
                                                   ------------    ------------

Total loans                                             586,470         509,912

Less:   Unearned interest income and fees                  (854)         (1,360)
        Allowance for credit losses                      (7,400)         (6,602)
                                                   ------------    ------------

                                                   $    578,216    $    501,950
                                                   ============    ============

Activity in the allowance for credit losses is as follows:

                                           1999           1998          1997
                                        ----------     ----------    ----------
Beginning balance                       $    6,602     $    6,098    $    4,723
Provision                                    1,996          1,706         2,935
Loans charged off                           (1,464)        (1,524)       (1,833)
Recoveries of loans charged off                266            322           273
                                        ----------     ----------    ----------

Balance, end of year                    $    7,400     $    6,602    $    6,098
                                        ==========     ==========    ==========

Impaired loans were as follows:

                                                 1999          1998        1997
                                                 ----          ----        ----
Loans with allowance allocated                 $ 3,559       $   --     $    552
Amount of allowance for credit losses
  allocated                                        878           --           61
Loans with no allowance allocated                   --           --          615
Average balance during the year                  1,338          855        1,312
Interest income recognized during impairment        --           --           30
Cash-basis interest income recognized               --           --           30

Nonperforming loans were as follows:

                                                 1999         1998         1997
                                                 ----         ----         ----
Loans past due 90 days still on accrual        $  2,261     $  1,971    $  1,705
Nonaccrual loans                                  3,981          537       1,141


                                                      BankFirst Corporation | 38

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonperforming loans includes all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $12,537 and $7,731 at year-end 1999 and 1998. During 1999 and 1998, new loans aggregating approximately $5,551 and $7,156 and amounts collected of approximately $745 and $7,827 were transacted with such parties.

Loans serviced for others, which are not reported as assets, total $603,870 and $516,835 at year-end 1999 and 1998.

Activity for capitalized mortgage servicing rights was as follows:

                                                      1999         1998
                                                   ---------    ----------
Servicing rights:
     Beginning of year                             $   7,484    $       --
     Acquired in purchase transaction                     --         7,000
     Additions                                         3,102         2,271
     Amortized to expense                             (1,690)       (1,787)
                                                   ---------    ----------

     End of year                                   $   8,896    $    7,484
                                                   =========    ==========

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of year-end 1999 and 1998 is as follows:

                                                      1999         1998
                                                   ----------   ----------
Land                                               $    7,050   $    6,798
Premises                                               17,911       15,087
Furniture, fixtures and equipment                      13,810       11,721
Construction in progress                                1,327        2,645
                                                   ----------   ----------
    Total cost                                         40,098       36,251

Accumulated depreciation                              (13,284)     (11,324)
                                                   ----------   ----------

                                                   $   26,814   $   24,927
                                                   ==========   ==========

NOTE 6 - DEPOSITS

Time deposits of $100 thousand or more were $95,903 and $81,402 at year-end 1999 and 1998.

At year-end 1999, maturities of total time deposits were as follows:

  One year or less                                              $    241,998
  Over one year through three years                                   63,055
  Over three years                                                     8,130

The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $2,435 and $3,114 at year-end 1999 and 1998.


                                                      BankFirst Corporation | 39

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 7 - BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Securities sold under agreements to repurchase consist of short term excess funds and overnight liabilities to deposit customers arising from a cash management program. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. Other borrowed funds were comprised of fed funds purchased as well as treasury tax and loan deposits.

Information concerning securities sold under agreements to repurchase at year-end 1999 and 1998 is as follows:

                                                      1999          1998
                                                   ----------    ----------
Average month-end balance during the year          $   25,514    $   22,834
Average interest rate during the year                    4.32%         4.48%
Maximum month-end balance during the year          $   33,288    $   27,407

The aggregate amount of securities sold under agreements to repurchase from executive officers and directors of the Company and their related interests were $-0- and $1,786 at year-end 1999 and 1998.

Federal Home Loan Bank ("FHLB") advances consist of the following at year-end 1999 and 1998:

                                                         1999          1998
                                                        -------       -------
   Fixed rate advances, from 5.7% to 7.2%,
   maturities from March 2008 to January 2013           $ 2,159       $ 1,884

   Variable rate advances, from 5.9% to 6.6%,
   maturities from March 2001 to May 2001                27,000            --

   Variable rate "overnight" note advances                   --        10,000
                                                        -------       -------

                                                        $29,159       $11,884
                                                        =======       =======

Each advance is payable at its maturity date, with a prepayment penalty. The advances are collateralized by FHLB stock and a blanket pledge of qualifying mortgage loans totaling $43,739 and $17,826 at year-end 1999 and 1998.

Approximately $27,000 in FHLB advances will mature in 2001. $2,159 in FHLB advances will mature beyond year 2004.

At year-end 1999, the Company had approximately $55,500 of federal funds lines of credit available from correspondent institutions, $7,645 unused lines of credit with the Federal Home Loan Bank, $2,000 unused unsecured lines of credit with the Federal Reserve Bank of Atlanta, and $49,731 in unused collateralized lines of credit with the Federal Reserve Bank of Atlanta.


                                                      BankFirst Corporation | 40

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLANS

On December 31, 1999 The First National Bank and Trust Company 401(k) Profit Sharing Plan was merged into BankFirst's 401(k) Profit Sharing Plan covering all employees of the Company and its subsidiaries. Prior to that, the Company had two separate plans. The BankFirst profit sharing plan covered employees of BankFirst and Curtis Mortgage Company, Inc. This plan allows employees to contribute up to 15% of their compensation, which is matched at a discretionary rate established by the Corporate Board of Directors annually. Prior to the plan merger, The First National Bank and Trust Company 401(k) profit sharing plan covered employees of The First National Bank and Trust Company and allowed employees to contribute up to 10% of their compensation, which is matched equal to 50% of the first 6% of the compensation contributed. Expense for both Plans was $290, $275, and $218 for 1999, 1998, and 1997.

The First National Bank and Trust Company maintains a noncontributory defined benefit plan covering substantially all full-time employees. During 1999, the Company amended the plan such that no additional service benefits will accrue after December 31, 1999. Upon curtailment, the unrecognized net loss was reduced by $423. There was no gain or loss recorded as a result of the curtailment.

Information about the plan was as follows:

                                                            1999          1998
                                                          -------       -------
     Change in benefit obligation:
         Beginning benefit obligation                     $(5,678)      $(5,239)
         Service cost                                        (239)         (196)
         Interest cost                                       (406)         (361)
         Actuarial gain                                        56           (33)
         Curtailment                                          423            --
         Benefits paid                                        116           151
                                                          -------       -------
         Ending benefit obligation                         (5,728)       (5,678)

     Change in plan assets, at fair value:
         Beginning plan assets                              5,546         4,927
         Actual return                                        423           528
         Employer contribution                                109           242
         Benefits paid                                       (116)         (151)
                                                          -------       -------
         Ending plan assets                                 5,962         5,546
                                                          -------       -------

     Funded status                                            234          (132)
     Unrecognized net actuarial loss                          300           748
                                                          -------       -------

     Prepaid benefit cost                                 $   534       $   616
                                                          =======       =======

Plan assets held include common stocks, corporate bonds, government securities, and other investments.


                                                      BankFirst Corporation | 41

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLANS (Continued)

The components of pension expense and related actuarial assumptions were as follows:

                                                            1999         1998        1997
                                                            ----         ----        ----
Service cost                                              $    239     $    196    $   173
Interest cost                                                  406          361        318
Expected return on plan assets                                (446)        (420)      (358)
Recognized net actuarial (gain) loss                            (8)         (13)       (22)
                                                          --------     --------    -------
    Net                                                   $    191     $    124    $   111
                                                          ========     ========    =======

Discount rate on benefit obligation                            7.0%         7.0%       7.5%
Long-term expected rate of return on assets                    8.5          8.5        8.5
Rate of compensation increase                                  5.5          5.5        6.5

The First National Bank and Trust Company contributed $109, $242, and $238 during 1999, 1998, and 1997.

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

                            1999            1998             1997
                            ----            ----             ----
   Current                $   4,546       $   3,699        $   3,612
   Deferred                     (40)           (141)            (206)
                          ---------       ---------        ---------

                          $   4,506       $   3,558        $   3,406
                          =========       =========        =========

   Federal                $   3,713       $   2,914        $   2,817
   State                        793             644              589
                          ---------       ---------        ---------

                          $   4,506       $   3,558        $   3,406
                          =========       =========        =========

Deferred income taxes reflect the effect of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities are as follows:

                                                          1999                              1998
                                                --------------------------        --------------------------
                                                Assets         Liabilities        Assets         Liabilities
                                                ------         -----------        ------         -----------
Allowance for credit losses                    $   1,996        $      --       $   1,461         $     --
Mortgage Servicing Rights                             --           (3,377)             --           (2,841)
Depreciation                                          --             (636)             --             (763)
FHLB dividends                                        --             (372)             --             (284)
Defined benefit plan                                  --             (205)             --             (233)
Unrealized (gain) loss on securities               1,182               --              --           (1,374)
Other                                                217              (35)            408             (120)
                                               ---------        ---------       ---------         --------

     Total deferred income taxes               $   3,395        $  (4,625)      $   1,869         $ (5,615)
                                               =========        =========       =========         ========


                                                      BankFirst Corporation | 42

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 34% with the actual effective income tax rates, is as follows:

                                                    1999       1998       1997
                                                    ----       ----       ----
Statutory federal tax rate                          34.0%      34.0%      34.0%
State income tax, net of federal benefit             4.0        4.0        4.0
Tax exempt income                                   (3.6)      (5.1)      (3.7)
Other                                               (0.8)       1.4       (0.4)
                                                    ----       ----       ----

                                                    33.6%      34.3%      33.9%
                                                    ====       ====       ====

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

                                                             1999        1998
                                                             ----        ----
Commitments to make loans (at market rates)               $ 24,588    $ 39,005
Unused lines of credit and letters of credit                75,381      72,417

The majority of commitments to make loans have a variable interest rate. The fixed rate loan commitments have interest rates ranging from 7.0% to 13.0% and maturities ranging from 1 year to 13 years.

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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


                                                      BankFirst Corporation | 43

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

At year-end, the capital requirements were met, as the Company and banks were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:


                                                                                                  Minimum Amounts to
                                                                                                  be Well Capitalized
                                                                          Minimum Required           Under Prompt
                                                                            for Capital           Corrective Action
                                                     Actual              Adequacy Purposes            Provisions
                                                     ------              -----------------            ----------
                                                Actual      Ratio       Actual        Ratio       Actual       Ratio
                                                ------      -----       ------        -----       ------       -----
1999
----
Total Capital (to Risk Weighted Assets)
     Consolidated                               $93.1       14.8%       $50.5          8.0%       $63.1        10.0%
     BankFirst                                   52.3       10.4         40.1          8.0         50.1        10.0
     First National Bank and Trust Co.           26.6       20.8         10.2          8.0         12.8        10.0
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                               $85.7       13.6%       $25.2          4.0%       $37.9         6.0%
     BankFirst                                   46.6        9.3         20.1          4.0         30.1         6.0
     First National Bank and Trust Co.           25.0       19.6          5.1          4.0          7.7         6.0
Tier 1 Capital  (to Average Assets)
     Consolidated                               $85.7       10.8%       $31.9          4.0%       $39.9         5.0%
     BankFirst                                   46.6        7.7         24.1          4.0         30.1         5.0
     First National Bank and Trust Co.           25.0       12.8          7.8          4.0          9.8         5.0

1998
-----
Total Capital (to Risk Weighted Assets)
     Consolidated                               $83.4       18.9%       $44.9          8.0%       $56.1        10.0%
     BankFirst                                   45.4       10.2         35.4          8.0         44.3        10.0
     First National Bank and Trust Co.           24.1       20.1          9.6          8.0         12.0        10.0
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                               $77.8       17.6%       $22.5          4.0%       $33.8         6.0%
     BankFirst                                   40.3        9.1         17.7          4.0         26.6         6.0
     First National Bank and Trust Co.           22.6       18.9          4.8          4.0          7.2         6.0
Tier 1 Capital  (to Average Assets)
     Consolidated                               $77.8       10.7%       $29.1          4.0%       $36.3         5.0%
     BankFirst                                   40.3        7.5         21.4          4.0         26.7         5.0
     First National Bank and Trust Co.           22.6       11.8          7.7          4.0          9.6         5.0


The Company's primary source of funds to pay dividends to stockholders is the dividends it receives from the Banks. The Banks are subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 1999, $21,884 of retained earnings was available for dividends in future periods.

The Banks were required to have approximately $12,080 and $9,659 of cash on hand to meet regulatory reserve requirements at year-end 1999 and 1998.


                                                      BankFirst Corporation | 44

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS

The Company maintains a stock option plan, whereby a maximum of 3,125,000 stock options may be issued to selected directors, officers, and other key employees. The exercise price of each option is the fair market value of the Company's common stock on the date of grant. The maximum term of the options is ten years. Certain options may be exercised immediately upon grant, and certain options vest at an annual rate of 20%. At year-end 1999, 1,936,660 shares are authorized for future grant.

A summary of the Company's option activity and related information for the year-ended 1999, 1998, and 1997 is presented below:


                                                   1999                      1998                      1997
                                                   ----                      ----                      ----

                                                        Weighted                  Weighted                 Weighted
                                                         Average                   Average                  Average
                                                        Exercise                  Exercise                 Exercise
                                           Options        Price      Options        Price      Options       Price
                                           -------        -----      -------        -----      -------       -----

Outstanding at beginning of year            977,185    $   6.19       862,000     $  6.19        887,645    $  5.21
Granted                                      25,000        9.00       142,000        8.80        164,380       7.68
Exercised                                        --          --        (4,535)       6.59       (140,765)      3.72
Forfeited                                   (14,375)       7.78       (22,280)       8.21        (49,260)      7.12
                                          ---------    --------     ---------     -------      ---------    -------

Outstanding at end of year                  987,810        6.24       977,185        6.19        862,000       6.19
                                          =========                 =========                  =========

Options exercisable at year-end             661,019        5.44       548,706        5.01        461,030       4.55
                                          =========    ========     =========     =======      =========

Weighted-average fair value of
  options granted during the year         $    3.78                 $    2.97                  $    3.09
                                          =========                 =========                  =========


Options outstanding at year-end 1999 were as follows:

                                                  Outstanding                           Exercisable
                                                  -----------                           -----------
                                                           Weighted Average                         Weighted
Range of                                                      Remaining                             Average
Exercise                                                     Contractual                            Exercise
Prices                                        Number            Life                 Number          Price
------                                        ------            ----                 ------          -----
$3.50-$5.00                                    329,055          5.00                 329,055        $   3.72
$6.00-$7.00                                    372,690          7.71                 244,638            6.84
$7.50-$9.00                                    286,065          7.97                  87,326            7.99
                                               -------          ----                 -------        --------

Outstanding at year end                        987,810          6.88                 661,019        $   5.44
                                               =======          ====                 =======        ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: risk-free interest rate of 4.95%, 5.76%, and 6.75%, expected lives of eight, seven, and seven years, and estimated volatility of 24%, 10%, and 10%. No assumption was made for estimated volatility for 1997 since it was not feasible to determine this assumption for a non-public entity whose stock was not actively traded. With estimated volatility excluded, the option pricing model produces the option's minimum value for 1997. There is no dividend yield assumption since the Company has not historically paid dividends or indicated that dividends would be paid in the future.

No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. The following disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. If additional options are granted, the pro forma effect will increase in the future.


                                                      BankFirst Corporation | 45

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS (Continued)


                                                1999                     1998                      1997
                                                ----                     ----                      ----
                                           As                      As                        As
                                       Reported   Pro forma     Reported     Pro forma    Reported     Pro forma
                                       --------   ---------     --------     ---------    --------     ---------
   Net income                         $  8,886     $  8,555     $  6,809     $  6,484     $  6,628     $  6,400

   Basic earnings per share           $    .77     $    .74     $    .64     $    .61     $    .66     $    .63
   Diluted earnings per share              .73          .69          .59          .55          .61          .58

NOTE 13 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.


                                                                       1999           1998             1997
                                                                       ----           ----             ----
Basic Earnings Per Share
------------------------
    Net income                                                    $      8,886    $      6,809    $      6,628
    Less:  Dividends declared on preferred stock                          (132)           (146)           (161)
                                                                  ------------    ------------    ------------

       Net income available to common
         stockholders                                             $      8,754    $      6,663    $      6,467
                                                                  ============    ============    ============

    Weighted average common shares outstanding                      11,352,739      10,446,779       9,876,735
                                                                  ============    ============    ============

Basic Earnings Per share                                          $        .77    $        .64    $        .66
                                                                  ============    ============    ============


Diluted Earnings Per Share
--------------------------

    Net income available to common stockholders                   $      8,754    $      6,663    $      6,467

    Add back dividends upon assumed conversion
      of preferred stock                                                   132             146             161
                                                                  ------------    ------------    ------------

       Net income available to common
         stockholders assuming conversion                         $      8,886    $      6,809    $      6,628
                                                                  ============    ============    ============

    Weighted average common shares outstanding                      11,352,739      10,446,779       9,876,735

    Add:  Dilutive effects of assumed conversions
      and exercises:
       Convertible preferred stock                                     558,992         635,516         685,830
       Stock options                                                   319,388         383,819         313,025
                                                                  ------------    ------------    ------------

    Weighted average common and dilutive
      potential common shares outstanding                           12,231,119      11,466,114      10,875,590
                                                                  ------------    ------------      ----------

    Diluted Earnings Per Share                                    $        .73    $        .59    $        .61
                                                                  ============    ============    ============


                                                      BankFirst Corporation | 46

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments are as follows at year-end 1999 and 1998.


                                                                    1999                            1998
                                                                    ----                            ----
                                                         Carrying           Fair          Carrying           Fair
                                                           Value           Value            Value           Value
                                                           -----           -----            -----           -----
Financial assets:
   Cash and cash equivalents                           $   36,039       $   36,039      $   44,986       $   44,986
   Securities available for sale                          133,596          133,596         127,862          127,862
   Mortgage loans held for sale                            12,205           12,247          25,642           26,037
   Loans, net                                             585,616          575,735         501,950          503,397
   Federal Home Loan Bank stock                             3,420            3,420           3,189            3,189
   Accrued interest receivable                              5,643            5,643           4,653            4,653

Financial liabilities:
   Demand, savings, and money
     market accounts                                   $  318,004       $  318,025      $  311,575       $  311,575
   Certificate of deposits                                312,375          312,002         306,391          307,060
   Advances from Federal Home Loan Bank                    29,159           29,168          11,884           11,993
   Repurchase agreement and other borrowings               59,603           59,603          26,374           26,479
   Accrued interest payable                                 3,029            3,029           3,113            3,113

The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for borrowed money, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of mortgage loans held for sale is based on current market price for such loans. Liabilities for borrowed money are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.


                                                      BankFirst Corporation | 47

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                                              BALANCE SHEETS
                                   Years ended December 31, 1999 and 1998

                                                                                1999              1998
                                                                                ----              ----
Assets
     Cash and cash equivalents                                                 $  13,039        $  13,719
     Investment in subsidiary banks                                               73,555           68,904
     Other                                                                           504              359
                                                                               ---------        ---------

         Total assets                                                          $  87,098        $  82,982
                                                                               =========        =========

Total liabilities                                                              $     572        $     141

Stockholders' equity                                                              86,526           82,841
                                                                               ---------        ---------

         Total liabilities and stockholders' equity                            $  87,098        $  82,982
                                                                               =========        =========

                                             STATEMENTS OF INCOME
                                Years ended December 31, 1999, 1998, and 1997

                                                                   1999             1998            1997
                                                                   ----             ----            ----
Dividends from subsidiaries                                       $    157       $     215        $   1,593
Other income                                                           564             201              220
Interest expense                                                        --              --               --
Other expense                                                          687             909              213
                                                                  --------       ---------        ---------
Income (loss) before income taxes                                       34            (493)           1,600
Income tax (benefit) expense                                           (23)            (59)               2
Equity in undistributed net income of subsidiaries                   8,829           7,243            5,030
                                                                  --------       ---------        ---------

Net income                                                        $  8,886       $   6,809        $   6,628
                                                                  ========       =========        =========


                                                      BankFirst Corporation | 48

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                                            STATEMENTS OF CASH FLOWS
                                Years ended December 31, 1999, 1998, and 1997

                                                                           1999             1998            1997
                                                                           ----             ----            ----
Operating activities
     Net income                                                           $  8,886        $  6,809         $  6,628
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Undistributed net income of subsidiaries                           (8,829)         (7,243)          (5,030)
         Change in assets                                                     (141)            157            1,040
         Change in liabilities                                                 431            (291)             293
                                                                          --------        --------         --------
              Net cash provided by (used in) operating activities              347            (568)           2,931

Financing activities
     Dividends paid                                                           (132)           (261)          (1,375)
     Effect of internal reorganization                                          --          (1,049)              --
     Sales of common stock and stock options exercised                          --              46              567
     Proceeds from public offering of common stock                              --          13,532               --
     Repurchase of common stock                                               (895)             --             (225)
                                                                          --------        --------         --------
               Net cash provided by (used in) financing activities          (1,027)         12,268           (1,033)
                                                                          --------        --------         --------

Net change in cash and cash equivalents                                       (680)         11,700            1,898

Cash and cash equivalents, beginning of year                                13,719           2,019              121
                                                                          --------        --------         --------

Cash and cash equivalents, end of year                                    $ 13,039        $ 13,719         $  2,019
                                                                          ========        ========         ========

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components were as follows.


                                                                       1999             1998            1997
                                                                       ----             ----            ----
Unrealized holding gains and losses on
  securities available for sale, net of tax                        $   (4,148)     $    1,365       $      829
Less reclassification adjustments for gains and
  losses later recognized in income, net of tax at 34%                    (26)            (82)            (204)
                                                                   ----------      ----------       ----------

Other comprehensive income (loss)                                  $   (4,174)     $    1,283       $      625
                                                                   ==========      ==========       ==========


                                                      BankFirst Corporation | 49

                              BANKFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:


                                                         For the three months ended
                                      3/31/99           6/30/99            9/30/99          12/31/99
                                ------------------------------------------------------------------------
Summary of operations
Interest income - tax                 $14,108           $14,748            $15,342           $15,215
equivalent
Net interest income                     8,153             8,540              8,973             8,611
Tax equivalent adjustment (1)            (201)             (187)              (214)             (203)
                                         ----              ----               ----              ----
Net interest income                     7,952             8,353              8,759             8,408
Provision for credit losses               419               461                522               594
Income before income taxes              3,116             3,354              3,463             3,459
Net income                              2,069             2,202              2,294             2,321

Basic earnings per share                  .18               .19                .20               .20
Diluted earnings per share                .17               .17                .19               .19

Average common shares              11,375,600        11,375,600         11,359,843        11,300,658
outstanding


                                                         For the three months ended
                                     3/31/98           6/30/98           9/30/98          12/31/98
                                  ------------------------------------------------------------------
Summary of operations
Interest income - tax               $  13,786        $   14,339        $    14,331       $    14,289
equivalent
Net interest income                     7,784             7,885              7,978             8,171
Tax equivalent adjustment (1)            (236)             (236)              (217)             (141)
                                    ---------        ----------        -----------       -----------
Net interest income                     7,548             7,649              7,761             8,030
Provision for credit losses              (524)             (540)              (320)             (322)
Income before income taxes              2,584             2,343              2,675             2,765
Net income                              1,704             1,477              1,677             1,952

Basic earnings per share                 0.17              0.14               0.16               .17
Diluted earnings per share               0.16              0.13               0.15               .16
Dividends per common share (2)             --              0.01                 --                --

Average common shares               9,988,427         9,998,012         10,410,370        11,375,600
outstanding
----------------------------------------------------------------------------------------------------

(1)  Tax equivalent basis was calculated using 38% for 1999 and 1998.

(2) Dividends declared on common shares divided by net income available to common shareholders.

Note: Certain amounts above that have been presented in prior financial information have been reclassified, causing minor differences from prior presentations.


                                                      BankFirst Corporation | 50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

During the fiscal year ended December 31, 1999 and through the date of this Report, there has been no change in the Company's independent accountants, nor have there been any disagreements with such accountants or reportable events.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

The information required by this item with respect to directors of the Company is set forth in the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the 2000 Proxy Statement). The information required by this item with respect to executive officers of the Company is set forth at Item 4(A) of this Report under the caption "Executive Officers of the Company". Information relating to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's Common Stock and their affiliates who are required to comply with such reporting requirements is set forth in the section entitled "Reports of Beneficial Ownership" of the Company's 2000 Proxy Statement. All such information is hereby incorporated into this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION
================================================================================

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

The information required by this item is incorporated herein by reference to the section entitled "Interest of Management in Certain Transactions" in the 2000 Proxy Statement.


                                                      BankFirst Corporation | 51

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
================================================================================

(a)  The following documents are filed as a part of this Report:

     1. Financial Statements: The Consolidated Financial Statements of BankFirst Corporation and Reports of Independent Accountants have been included as Part II, ITEM 8 of this filing and are hereby incorporated by reference. These financial statements consist of the following:

                                                                            PAGE
                                                                            ----
Report of Independent Accountants ........................................    27

Consolidated Balance Sheets as of December 31, 1999 and 1998 .............    28

Consolidated Statements of Income for the years ended
   December 31, 1999, 1998, and 1997 .....................................    29

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1999, 1998, and 1997 .................    30

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998, and 1997 .....................................    32

Notes to Consolidated Financial Statements ...............................    33

     2. Financial Statement Schedules and Exhibits not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto, included in Part II, ITEM 8, and are hereby incorporated by reference.

(b) The Company has filed no Reports on Form 8-K during the last quarter of 1999.

(c) Exhibits: The list of exhibits in the INDEX TO EXHIBITS appearing on page 54 of this Report is incorporated herein by reference.


                                                      BankFirst Corporation | 52

SIGNATURES
================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BANKFIRST CORPORATION
                                               (Registrant)

                                               BY: /s/ FRED R. LAWSON
                                                   --------------------------
                                                      Fred R. Lawson
                                                      President and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date             Signature                       Capacity
----             ---------                       --------

March 17, 2000   /s/ James L. Clayton            Chairman of The
                 --------------------------------Board of Directors
                     James L. Clayton

March 17, 2000   /s/ Fred R. Lawson              Director and
                 --------------------------------President & CEO
                     Fred R. Lawson              (Principal Executive Officer)

March 17, 2000   /s/ C. David Allen              Chief Financial Officer and
                 --------------------------------Secretary
                     C. David Allen              (Principal Financial Officer)

March 17, 2000   /s/ Scot M. Braun               Corporate Controller
                 --------------------------------(Principal Accounting Officer)
                     Scot M. Braun

March 17, 2000   /s/ C. Scott Mayfield, Jr.      Director
                 --------------------------------
                     C. Scott Mayfield, Jr.

March 17, 2000   /s/ C. Warren Neel              Director
                 --------------------------------
                     C. Warren Neel

March 17, 2000   /s/ Charles Earl Ogle, Jr.      Director
                 --------------------------------
                     Charles Earl Ogle, Jr.

March 17, 2000   /s/ W. David Sullins, Jr.       Director
                 --------------------------------
                     W. David Sullins, Jr.

March 17, 2000   /s/ L. A. Walker, Jr.           Director &
                 --------------------------------Executive Vice President
                     L. A. Walker, Jr.

March 17, 2000   /s/ Geoffrey A. Wolpert         Director
                 --------------------------------
                     Geoffrey A. Wolpert


                                                      BankFirst Corporation | 53

INDEX TO EXHIBITS
================================================================================

Exhibit
   No.            Description
-------           -----------

2.1 Agreement and Plan of Merger between Smoky Mountain Bancorp, Inc. and First Franklin Bancshares, Inc. dated March 19, 1998. (Filed as Exhibit 2 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

2.2 Agreement to Purchase Stock between BankFirst and Curtis Mortgage Company, Inc.; William H. Curtis and Gordon C. Curtis, dated January 13, 1998. (Filed as Exhibit 10.5 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

2.3 Agreement and Plan of Merger of BankFirst and First National Bank of Gatlinburg, dated January 16, 1997. (Filed as Exhibit
                  10.6 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

2.4 Acquisition Agreement between Smoky Mountain Bancorp, Inc. and BankFirst, dated August 15, 1996. (Filed as Exhibit 10.7 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

3.1 Amended and Restated Charter of BankFirst Corporation, as amended. (Filed as Exhibit 3.1 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

3.2 Bylaws of BankFirst Corporation. (Filed as Exhibit 3.2 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

4                 Form of Common Stock  Certificate  of  BankFirst  Corporation.
                  (Filed as Exhibit 4 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

10.1              BankFirst  Corporation  Incentive Stock Option Plan. (Filed as
                  Exhibit 10.1 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

10.2 Smoky Mountain Bancorp, Inc. Employee Stock Ownership Plan, as amended April 1, 1989. (Filed as Exhibit 10.2 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

10.3              Stock Option Plan of BankFirst dated March 14, 1995. (Filed as
                  Exhibit 10.3 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

10.4              BankFirst  Incentive Stock Option Plan dated October 11, 1995.
                  (Filed as Exhibit 10.4 to the Company's S-4 Registration Statement dated May 7, 1998, Commission File No. 333-52051, and incorporated herein by reference.)

10.5              First National Bank and Trust Company Pension Plan.  (Filed as
                  Exhibit 10.12 to the Company's S-1 Registration Statement dated June 18, 1998, Commission File No. 333-57147, and incorporated herein by reference.)


                                                      BankFirst Corporation | 54

10.6 BankFirst 401(k) Profit Sharing Plan. (Filed as Exhibit 10.7 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 1-14417, and incorporated herein by reference.)

10.7              First  National Bank & Trust Profit  Sharing  Plan.  (Filed as
                  Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K, Commission File No. 1-14417, and incorporated herein by reference.)

10.8* Merger Agreement of BankFirst 401(k) Profit Sharing Plan and First National Bank and Trust Company 401(k) Profit Sharing Plan.

11 Statement re: computation of per share earnings (incorporated by reference herein as ITEM 8, Financial Statements, Note 13, included in this Annual Report on Form 10-K).

21 *              List of Subsidiaries.

27 *              Financial Data Schedule.
================================================================================

* Filed herewith.

                                                      BankFirst Corporation | 55