Form 10-Q
period 2000-03-31
BANKFIRST CORP
filed 2000-05-12
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                        Commission file number 001-14417

                              BANKFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

                       Tennessee                             58-1790903
            (State or other jurisdiction of                 (IRS Employer
            incorporation or organization)               Identification No.)

                   625 Market Street
                 Knoxville, Tennessee                            37902
       (address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (865) 595-1100

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000:

               Title of Class                     Shares Outstanding
        Common Stock, $2.50 par value                 11,118,050

                              BANKFIRST CORPORATION
                                      INDEX
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS .........................................    3


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements......................................    4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    9

         Item 3. Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   14

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .........................   16

         Signatures .......................................................   16


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The information disclosed in this Quarterly Report on Form 10-Q of BankFirst Corporation includes various forward- looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), the ability of BankFirst Corporation (the "Company") and its vendors to adequately address post-Year 2000 issues, corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

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

The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company's actual results to be materially different than those described in the Company's periodic filings with the Securities and Exchange Commission ("SEC"). Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.

--------------------------------------------------------------------------------

BankFirst Corporation
For the Quarter Ended March 31, 2000


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
BankFirst Corporation
Knoxville, Tennessee

We have reviewed the consolidated balance sheet of BankFirst Corporation as of March 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year-to-date periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                        Crowe, Chizek and Company LLP

Louisville, Kentucky
May 8, 2000


                                                       BankFirst Corporation | 3

Part I.-Financial Information
Item 1.- Financial Statements

Consolidated Balance Sheets
BankFirst Corporation
(Dollar amounts in  thousands except share data)


                                                                             Mar. 31,      Dec. 31,
                                                                              2000          1999
---------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS
  Cash and due from banks ...............................................  $  34,056      $  36,039
  Federal Funds Sold ....................................................      2,900              0
                                                                           ---------      ---------
       Total cash and cash equivalents ..................................     36,956         36,039

  Securities available for sale .........................................    147,813        133,596
  Mortgage loans held for sale ..........................................     14,109         12,205
  Loans, net of allowance for credit losses of $7,593 and $7,400  .......    585,966        578,216
  Premises and equipment, net ...........................................     27,434         26,814
  Mortgage servicing rights .............................................      8,923          8,896
  Federal Home Loan Bank Stock, at cost .................................      3,480          3,420
  Intangible assets .....................................................      1,806          1,845
  Accrued interest receivable and other assets ..........................     13,972         11,868
                                                                           ---------      ---------
     Total assets .......................................................  $ 840,459      $ 812,899
                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits ..........................................  $ 113,752      $ 105,079
  Interest-bearing deposits .............................................    554,604        525,300
                                                                           ---------      ---------
       Total deposits ...................................................    668,356        630,379

  Securities sold under agreements to repurchase ........................     28,067         32,103
  Federal funds purchased and other borrowings ..........................      1,101         27,500
  Advances from the Federal Home Loan Bank ..............................     46,126         29,159
  Accrued interest payable and other liabilities ........................      9,226          7,232
                                                                           ---------      ---------
       Total liabilities ................................................    752,876        726,373

Stockholders' equity
  Common stock:  $2.50 par value, 30,000,000 shares authorized,
     11,161,650 and 11,275,600 shares outstanding, respectively .........     27,904         28,189
  Noncumulative convertible preferred stock:  $5 par value,
     1,000,000 shares authorized, 181,050 shares outstanding ............        905            905
  Additional paid-in capital ............................................     32,792         33,448
  Retained earnings .....................................................     28,116         25,914
  Accumulated other comprehensive income (loss) .........................     (2,134)        (1,930)
                                                                           ---------      ---------
     Total stockholders' equity .........................................     87,583         86,526
                                                                           ---------      ---------
     Total liabilities and stockholders' equity .........................  $ 840,459      $ 812,899
                                                                           =========      =========

---------------------------------------------------------------------------------------------------

                             See accompanying notes.


                                                       BankFirst Corporation | 4

Consolidated Statements of Income
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                           2000           1999
--------------------------------------------------------------------------------

Interest income
    Interest and fees on loans ......................   $ 13,580        $ 11,896
    Taxable securities ..............................      1,618           1,379
    Nontaxable securities ...........................        477             413
    Other ...........................................         94             219
                                                        --------        --------

                                                          15,769          13,907
Interest expense
    Deposits ........................................      6,120           5,313
    Federal funds purchased and repurchase agreements        550             565
    Federal Home Loan Bank advances and other debt ..        540              77
                                                        --------        --------
                                                           7,210           5,955
                                                        --------        --------
Net interest income .................................      8,559           7,952

Provision for credit losses .........................        573             419
                                                        --------        --------
Net interest income after provision for credit losses      7,986           7,533

Noninterest income
    Service charges and fees ........................      1,117           1,102
    Net securities gains (losses) ...................         --              36
    Net gain (loss) on loan sales ...................        524             890
    Loan servicing income, net of amortization ......        279             120
    Trust department income .........................        415             264
    Other ...........................................        208             188
                                                        --------        --------
                                                           2,543           2,600
Noninterest expense
    Salaries and employee benefits ..................      3,945           3,985
    Occupancy expense ...............................        501             515
    Equipment expense ...............................        633             659
    Office expense ..................................        463             456
    Data processing .................................        448             393
    Advertising .....................................        121             132
    Other ...........................................      1,107             877
                                                        --------        --------

                                                           7,218           7,017
                                                        --------        --------

Income before income taxes ..........................      3,311           3,116
Provision for income taxes ..........................      1,076           1,047
                                                        --------        --------

Net Income ..........................................   $  2,235        $  2,069
                                                        ========        ========
Earnings per share:
    Basic ...........................................   $   0.20        $   0.18
    Diluted .........................................   $   0.19        $   0.17

--------------------------------------------------------------------------------
                             See accompanying notes.


                                                       BankFirst Corporation | 5

Consolidated Statements of Changes in Stockholders' Equity
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)


                                                                                                      Accumulated
                                                                             Additional                  Other         Total
                                                    Common       Preferred    Paid-in     Retained   Comprehensive  Stockholders'
                                                    Stock         Stock       Capital     Earnings       Income        Equity
                                                   --------     --------     --------     --------      --------      --------
PERIOD ENDED MARCH 31, 1999

Balance, January 1, 1999                           $ 28,439     $    905     $ 34,093     $ 17,160      $  2,244      $ 82,841

Cash dividend on preferred stock                         --           --           --          (32)           --           (32)

Comprehensive income (loss):
  Net income                                             --           --           --        2,069            --         2,069

  Change in unrealized gains (losses),
    net of reclassification                              --           --           --           --          (950)         (950)
                                                                                                                      --------
Total comprehensive income                                                                                               1,119
                                                   --------     --------     --------     --------      --------      --------
Balance, March 31, 1999                            $ 28,439     $    905     $ 34,093     $ 19,197      $  1,294      $ 83,928
                                                   ========     ========     ========     ========      ========      ========


                                                                                                       Accumulated
                                                                             Additional                   Other         Total
                                                   Common       Preferred     Paid-in     Retained    Comprehensive  Stockholders'
                                                   Stock          Stock       Capital     Earnings       Income         Equity
                                                  --------      --------     --------     --------      --------      ---------
PERIOD ENDED MARCH 31, 2000

Balance, January 1, 2000                           $ 28,189     $    905     $ 33,448     $ 25,914      $ (1,930)     $ 86,526

Cash dividend on preferred stock                         --           --           --          (33)           --           (33)

Repurchase of common stock,
113,950 shares                                         (285)          --         (656)          --            --          (941)

Comprehensive income:
  Net income                                             --           --           --        2,235            --         2,235

  Change in unrealized gains
    (losses), net of reclassification                    --           --           --           --          (204)         (204)
                                                                                                                      --------
     Total comprehensive income                                                                                          2,031
                                                   --------     --------     --------     --------      --------      --------
Balance, March 31, 2000                            $ 27,904     $    905     $ 32,792     $ 28,116      $ (2,134)     $ 87,583
                                                   ========     ========     ========     ========      ========      ========

------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.


                                                       BankFirst Corporation | 6

Consolidated Statements of Cash Flows
BankFirst Corporation
(Dollar amounts in thousands)
(Unaudited)


                                                                                  Three months ended
                                                                                       March 31,
                                                                                   2000        1999
-----------------------------------------------------------------------------------------------------

Cash flows from Operating Activities
   Net income ...............................................................   $  2,235    $  2,069
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for credit losses ............................................        573         419
     Depreciation ...........................................................        590         454
     Amortization of mortgage servicing rights ..............................        309         435
     Amortization and accretion of securities, net ..........................        (33)         (6)
     Net (gains) losses on securities sales .................................         --         (36)
     Net (gains) losses on sales of mortgage loans ..........................       (524)       (890)
     Proceeds from sales of mortgage loans held for sale ....................     23,265      54,046
     Purchases of mortgage loans held for sale ..............................     (2,831)     (8,957)
     Originations of mortgage loans held for sale ...........................    (22,081)    (39,572)
Changes in assets and liabilities
       Accrued interest receivable and other assets .........................     (2,104)       (620)
       Accrued interest payable and other liabilities .......................      1,994         347
                                                                                --------    --------
Net cash flows from operating activities ....................................      1,393       7,689

Cash flows from investing activities
   Purchase of securities ...................................................    (16,786)     (7,000)
   Proceeds from maturities of securities ...................................      1,795       1,384
   Proceeds from sales of securities ........................................         --       4,936
   Net increase in loans ....................................................     (7,750)    (22,066)
   Purchase of FHLB stock ...................................................        (60)        (55)
   Premises and equipment expenditures, net .................................     (1,210)       (367)
                                                                                --------    --------
Net cash flows from investing activities ....................................    (24,011)    (23,168)

Cash flows from financing activities
   Net change in deposits ...................................................     37,977     (12,197)
   Net change in repurchase agreements and other borrowings .................    (30,435)      3,302
   Advances from the FHLB ...................................................     17,000      15,371
   Repayments of advances to the FHLB .......................................        (33)         --
Dividends paid ..............................................................        (33)        (32)
Repurchase of common stock ..................................................       (941)         --
                                                                                --------    --------
Net cash flows from financing activities ....................................     23,535       6,444

Net change in cash and cash equivalents .....................................        917      (9,035)

Cash and cash equivalents, beginning of period ..............................     36,039      44,986
                                                                                --------    --------
Cash and cash equivalents, end of period ....................................   $ 36,956    $ 35,951
                                                                                ========    ========

Supplemental disclosures:
   Interest paid ............................................................   $  6,740    $  5,997
   Income taxes paid ........................................................        532         254

-----------------------------------------------------------------------------------------------------
                             See accompanying notes.


                                                       BankFirst Corporation | 7

Notes to Consolidated Financial Statements
BankFirst Corporation


Basis of Presentation of the Consolidated Financial Statements
--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of BankFirst Corporation and its principal wholly-owned subsidiaries, BankFirst, The First National Bank and Trust Company (together referred to as the "Banks"), BankFirst Trust Company, and BankFirst's wholly-owned subsidiary, Curtis Mortgage Company, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings. Federal Home Loan Bank ("FHLB") advances consist of both fixed and variable rate long-term advances, which exceed one year.

Reclassifications: Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Computation of Earnings Per Share
--------------------------------------------------------------------------------

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below (in thousands, except share data):


                                                                            Three months ended March 31,
                                                                                    (Unaudited)
                                                                               2000             1999
                                                                           ------------    -------------

BASIC
Net income .............................................................   $      2,235    $      2,069
Less:  dividends declared on preferred stock ...........................            (33)            (32)
                                                                           ------------    ------------
Net income available to common stockholders ............................   $      2,202    $      2,037
                                                                           ============    ============
Average common shares outstanding ......................................     11,228,710      11,375,600
Earnings per share......................................................   $       0.20    $       0.18

DILUTED
Net income available to common stockholders ............................   $      2,202    $      2,037
Add:  dividends upon assumed conversion of preferred stock .............             33              32
                                                                           ------------    ------------
Net income available to common
  stockholders assuming conversion .....................................   $      2,235    $      2,069
                                                                           ============    ============
Weighted average common shares outstanding .............................     11,228,710      11,375,600
Weighted average dilutive convertible preferred stock ..................        558,992         558,992
Dilutive common stock options at average market price ..................        236,171         373,976
                                                                           ------------    ------------
Weighted average diluted shares outstanding ............................     12,023,873      12,308,568
                                                                           ============    ============
Earnings per share assuming dilution ...................................   $       0.19    $       0.17


                                                       BankFirst Corporation | 8

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


Overview The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation. The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("FNB"), as well as the Company's BankFirst Trust Company subsidiary and BankFirst's mortgage subsidiary, Curtis Mortgage Company. The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the three month periods ended March 31, 2000 and March 31, 1999.

            BankFirst Corporation,  a Tennessee  corporation,  is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship oriented, community bank business strategy. The Company conducts its banking business through BankFirst, which has 25 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through FNB, with six offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit card services and brokerage services.

Financial Total assets grew from $813 million at year-end 1999 to $840 million Condition at March 31, 2000, a $27 million increase. The Company's first quarter 2000 balance sheet reflects a growth of $38 million in deposits prompted by competitive product pricing. The Company redirected this deposit increase by funding an $8 million growth in loan demand and purchasing an additional $14 million in securities.
            The Company also reduced its overall short-term borrowings of repurchase agreements and federal funds by $14 million, and replaced another $17 million of overnight federal funds with a corresponding
            $17 million in short-term fixed rate FHLB advances.

            The $38 million increase in deposits during the three months ended March 31 2000 includes a $9 million increase in demand deposits and a $29 million in interest-bearing deposits, which includes certificates of deposit. Jumbo certificates of deposit (over $100 thousand) represent $15 million of the $29 million increase in interest-bearing deposits. The jumbo certificates of deposit were primarily municipality funds that have a duration of less than six months; these deposits are secured or "pledged" with government securities owned by the Company's bank subsidiaries. It is anticipated that a large portion of these jumbo certificates of deposit will not be renewed by the municipalities.

            From year-end 1999 to March 31, 2000, total stockholders' equity increased by a net of $1 million, consisting of net earnings of over $2 million, less a preferred stock cash dividend of $33 thousand, and less $941 thousand for the repurchase of 113,950 shares of the Company's common stock, $2.50 par value per share (the "Common Stock") as described in the next paragraph.

            On January 11, 2000 the Company approved a stock repurchase plan to acquire up to 500 thousand shares of its Common Stock, which follows a previous stock repurchase plan announced in June, 1999 and completed during the second half of 1999 for the repurchase of 100 thousand shares of Common Stock. Management repurchased 113,950 shares of the approved 500 thousand share buyback by the end of the first quarter 2000 and is authorized to repurchase the remaining 386,050 shares of Common Stock on the open market from time to time, and will continue to monitor market conditions of its Common Stock to assess the most logical deployment of the Company's capital.

            Management expects the Company's growth to continue through expansion of retail locations, expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage Company and trust services through BankFirst Trust Company, and possible future mergers or acquisitions, although no mergers or acquisitions are currently pending. Although the Company's growth rate in total assets during the last twelve months was approximately 11%, the Company's growth rate over the remainder of 2000 may very likely slow, due to possible future short-term interest rate increases by the Federal Reserve Bank.


                                                       BankFirst Corporation | 9

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


Results of Net income increased 5% to $2.2 million for the first quarter of Operations 2000 as compared to $2.1 million for the same period last year. Net interest income on a tax equivalent basis was $8.7 million, representing a $500 thousand or 6% increase for the first quarter of 2000 from the comparable 1999 period. The increase in net interest income for the comparative quarter was due primarily to an increase in total average earning assets and a proportionate increase of earning assets invested in loans, which represent the Company's highest yielding assets.

            The Company's net interest spread and net interest margin for the first quarter of 2000 were 3.86% and 4.55%, respectively, as compared to 3.99% and 4.71% for the same quarter last year. The trend over the last twelve months has been that the Company's margin and spread have declined slightly due to competitive pressures on loan rates and higher costs associated with borrowing costs of funds, such as interest-bearing deposits, federal funds, and FHLB advances. This trend of competitive pressures is expected to continue into the foreseeable future.

            Although the Company's net interest spread and net interest margin have declined, actual dollars of net interest income have increased from a higher volume of earning assets. The growth in earning assets (which are mostly comprised of loans) may very likely slow from historical growth patterns due to possible short-term Federal Reserve Bank interest rate hikes. In addition, during the first quarter of 2000 the Company maintained an aggressive loan pricing strategy to combat intense competition; this strategy was successful in keeping existing customers and attracting new customers, although the yields on the respective loans were below historical levels. The Company does not expect to continue this aggressive loan pricing strategy during the remainder of the year.

Noninterest Noninterest income of $2.5 million for the first quarter of 2000 Income compared almost evenly with $2.6 million for the same quarter last year. Some major subgroups of noninterest income include service charges and fees generated by the two bank affiliates, income from sales of mortgage loans and loan servicing through Curtis Mortgage Company, and trust fee income produced through BankFirst Trust Company. Quarter-to-quarter comparisons of these major subgroups of noninterest income are described in more detail below.

            An analysis of noninterest income reflects virtually no change in earnings on service charges and related fees, which were $1.1 million for each of the first quarters of 1999 and 2000. Intense market competition from other financial institutions, as well as nonbank competition such as brokerage firms, are causing pressure on this component of noninterest income.

            Gains on loan sales decreased from $890 thousand for the three months ending March 31, 1999 to $524 thousand for the three months ending March 31, 2000. The interest rate increases initiated by the Federal Reserve Board during 1999 and 2000 caused some volatility in the secondary market interest rate environment, influencing a reduction in the volume of purchases and originations of secondary market loans. However, loan servicing fees net of amortization increased from $120 thousand at March 31, 1999 to $279 thousand for the same period in 2000, reflecting higher servicing fees on a larger loan servicing portfolio, coupled with a comparatively slower amortization speed on the loan portfolio due to fewer loan refinances. Given the expected continued increase in interest rates, management believes the secondary market loan volumes over the next several months will decline from existing levels.

            Noninterest income from trust fees increased 57% from $264 thousand to $415 thousand when comparing the first quarter of 1999 to the first quarter of 2000. The BankFirst Trust Company is managing $352 million of trust assets as of March 31, 2000 compared to $314 million as of March 31, 1999.


                                                      BankFirst Corporation | 10

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


Noninterest Noninterest expense increased $200 thousand to $7.2 million for the Expense first quarter of 2000 over the comparable 1999 period. The primary components of noninterest expense are salaries and benefits, occupancy and equipment, data processing, and an "other" noninterest expense category that captures various expenses not normally itemized on condensed financial statements.

            Salaries and benefits represent the Company's largest noninterest expense component. The cost to hire, train, and maintain a workforce of over 400 full-time and part-time employees is substantial. The Company's personnel costs through the first quarter of 2000 are $3.9 million compared to $4.0 million during the same period last year. Although this comparison reflects favorably from quarter to quarter, the Company expects to hire additional personnel to staff three new branch locations currently under development. This branch expansion strategy, coupled with a tight labor market, inflationary pressures, and competitive pressures, will most likely cause an upward trend in this noninterest expense category throughout the remainder of the year.

            Occupancy expense, office and equipment expense, and data processing fees, collectively accounted for $2.0 million of noninterest expense during each of the first quarters in 1999 and 2000. Again, it is anticipated that inflationary pressures, expansion into new markets, and a planned computer system conversion at FNB, will put upward pressure on these expenses.

            The "Other Noninterest Expense" category reflects an increase of $200 thousand in period-over-period first quarter expenses. First quarter 2000 other noninterest expense ended at $1.1 million compared to $900 thousand for the first quarter 1999. This category includes expenses for loan and deposit processing fees, travel, professional fees, charitable contributions, check losses, and other miscellaneous expenses. The increase in other noninterest expense from year to year was due to normal, recurring expense activity.

Provision The provision for credit losses was $573 thousand for the first for Credit quarter of this year, compared to $419 thousand for the same quarter Losses and in 1999. The higher provision expense on a period-over-period
Asset       comparative basis was mainly due to providing an adequate  allowance
Quality     for loan losses on a larger loan portfolio.  The Company experienced net charge-offs of $379 thousand during the first quarter of 2000, compared to $61 thousand for the same period last year. The ratio of net charge-offs to average loans for both first quarters of 1999 and 2000 is less than 1%.

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

            The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Company's policy is to charge off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.


                                                      BankFirst Corporation | 11

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


            With the escalation of concern about credit quality throughout the industry, the Company has taken a proactive stance regarding its loan quality. During the third quarter of 1999, the Company placed two larger credits totaling $2.6 million on a nonperforming status; these credits are still classified as nonaccrual.

            Total nonperforming loans as of March 31, 2000 were $6.7 million compared to $6.2 million as of December 31, 1999. Other real estate owned for the first quarter of this year was $2.0 million as compared to $1.9 million for the first quarter of last year. Management will continue to monitor its markets and take a conservative position regarding credit quality. Refer to the Company's 1999 Annual Report on Form 10-K, under the "Nonperforming Assets" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, for further analysis.


                                                                  Nonperforming Assets
                                                                     (in thousands)
                                                        Mar. 31   Dec. 31  Sept. 30  June 30   Mar. 31
                                                         2000      1999      1999     1999      1999
                                                        ------    ------   -------   ------    ------
Principal balance
-----------------
   Nonaccrual .......................................  $ 3,946     3,981   $ 3,017   $   534   $   888
   90 days or more past due and still accruing ......    2,800     2,261     1,173     2,535     2,308
                                                       -------   -------   -------   -------   -------
       Total nonperforming loans ....................  $ 6,746   $ 6,242   $ 4,190   $ 3,069   $ 3,196
                                                       =======   =======   =======   =======   =======
   Nonperforming loans as a percent of loans ........     1.14%     1.07%     0.73%     0.56%     0.61%

   Other real estate owned ("OREO")  ................  $ 1,963   $ 1,893   $   814   $ 1,039   $ 1,442

   OREO as a percent of loans .......................     0.33%     0.32%     0.14%     0.19%     0.28%

   Allowance as a percent of
   nonperforming loans ..............................   112.56%   118.55%   176.13%   231.44%   217.77%


                                                      BankFirst Corporation | 12

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


Liquidity Liquidity management is both a daily and long-term responsibility of and Capital management. The Company adjusts its investments in liquid assets and Adequacy long and short term borrowings, based upon management's consideration of expected loan demand, expected deposit flows and securities sold under repurchase agreements. The Company believes it has the ability to raise deposits quickly within its market area by slightly raising interest rates, but has typically been able to achieve deposit growth without paying above market interest rates.
            The current strategy calls for the subsidiary banks to be no higher than second highest in their pricing as compared to their primary competitors. Deposit growth has funded most of the significant asset growth in the past several years, but has decreased modestly as a percent of total funding.

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

            The primary source of capital for the Company is retained earnings. The Company paid cash dividends of $33 thousand with respect to its shares of noncumulative convertible preferred stock, for the first three months of 2000. The Company retained $2.2 million of earnings for the first three months of 2000.

            On April 17, 2000 the Company declared a cash dividend of $0.08 per share of Common Stock, payable on June 1, 2000 to its shareholders of record as of May 15, 2000. This cash dividend will reduce the Company's capital in June 2000.

            The Company and its subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

            Under guidelines issued by banking regulators, the Company and its bank subsidiaries are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.

            The Company's Tier 1 risk-based and total risk-based ratios were 13.48% and 14.60%, respectively, as of March 31, 2000. Both bank subsidiaries also individually met the definition of "well capitalized" as of March 31, 2000.


                                                      BankFirst Corporation | 13

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


Market      The Company uses an earnings  simulation model (summarized below) to
Risk        analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effects of instantaneous movements in interest rates of 100 and 200 basis points.

            The assumptions used in the market risk simulation model are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies. See the previous discussion concerning interest rate margin and interest rate spread in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Even though the Company's cumulative gap at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $431 thousand (a 1.26% increase from a flat rate scenario) and $863 thousand (a 2.52% increase from flat rates), respectively This occurs because management believes that if overall market interest rates increase, the market would not require an immediate, corresponding repricing of non-term deposit liabilities. A decrease in interest rates of 100 and 200 basis points would result in decreased net interest income of $418 thousand (a 1.22% decrease from flat rates) and $759 thousand (a 2.22% decrease from flat rates), respectively.

            The Company's cumulative gap at one year as of December 31, 1999 indicated that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $306 thousand (a 0.85% increase from a flat rate scenario) and $594 thousand (a 1.66% increase from flat rates), respectively. A decrease in interest rates of 100 and 200 basis points as of December 31, 1999 would result in decreased net interest income of $251 thousand (a 0.70% decrease from flat rates) and $439 thousand (a 1.22% decrease from flat rates), respectively.

                                                                            Market Risk Analysis
                                                                              At March 31, 2000

                                                        Decrease in Rates                          Increase in Rates
                                                  -------------------------------               -------------------------
                                                       200             100                          100          200
                                                      Basis           Basis          Level         Basis        Basis
                                                      Points          Points         Rates        Points       Points
Projected Interest Income
  Loans                                               $50,695         $53,176        $55,658      $58,139      $60,622
  Investments                                           9,885          10,041         10,195       10,352       10,506
  Federal Funds Sold                                      369             423            480          537          596
                                                -----------------------------------------------------------------------
       Total Interest Income                           60,949          63,640         66,333       69,028       71,724

Projected Interest Expense
  Deposits                                            $23,654         $25,580        $20,617      $29,276      $31,120
  FHLB Term Advances                                    2,424           2,686          9,579        3,210        3,471
  Fed Funds Purchased & Other Borrowings                1,420           1,582          1,927        1,901        2,060
                                                -----------------------------------------------------------------------
       Total Interest Expense                          27,498          29,848         32,123       34,387       36,651

Net Interest Income                                   $33,451         $33,792        $34,210      $34,641      $35,073
$ Change from Level Rates                                (759)           (418)            --          431          863
% Change from Level Rates                               (2.22)%         (1.22)%                      1.26%        2.52%


                                                      BankFirst Corporation | 14

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation


                         Summarized Market Risk Analysis
                              At December 31, 1999


                                                        Decrease in Rates                       Increase in Rates
                                                     -------------------------              --------------------------
                                                         200          100                       100           200
                                                        Basis        Basis        Level        Basis         Basis
                                                       Points       Points        Rates        Points       Points
  Projected Total Interest Income                     $60,986      $62,468      $64,713       $66,959      $68,438

  Projected Interest Expense                           25,539       26,833       28,827        30,767       31,958

  Net Interest Income                                  35,447       35,635       35,886        36,192       36,480

  $ Change from Level Rates                              (439)        (251)                       306          594

  % Change from Level Rates                             (1.22)%      (0.70)%                     0.85%        1.66%

Year 2000   The  Company  undertook  a project  (the  "Year  2000  Project")  to identify and assess the readiness of its computer systems, programs and other infrastructure that could be affected by the Year 2000 issue and to remedy the problems identified. The Year 2000 Project also included an assessment of Year 2000 readiness of key third parties on whom the Company's operations depended. The Company also developed contingency plans to permit it to continue operations, consistent with the highest quality standards, in the event Year
            2000 problems arose. If problems are encountered in the future related to in-house systems or to those of key third parties, it is possible that costs could be incurred that might adversely affect the Company's financial condition.

            During 1999, the Company incurred costs of approximately $250,000 attributable to Year 2000 remediation. Although management does not expect to incur any additional related expenses in 2000, unforeseen circumstances may arise; therefore, monitoring will continue at least through the first quarter of 2000. Corrective action will be taken if management encounters any previously unidentified Year 2000 problems internally or in interfacing with third parties, and the Company's contingency plans remain available. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material to the Company's overall financial performance.


                                                      BankFirst Corporation | 15

BankFirst Corporation


New            SFAS No. 133,  "Accounting for Derivative  Financial  Instruments
Accounting and Hedging Activities". SFAS No. 133 requires companies to and Reporting record derivatives on the balance sheet as assets or liabilities Requirements at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. BankFirst Corporation is required to adopt the new standard as of January 1, 2001. Management has not yet determined the impact of this standard.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

This information is disclosed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Adequacy".

Part II.- Other Information
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits

27 Financial Data Schedule (filed electronically with the Securities and Exchange Commission)

(b)  Reports on Form 8-K:

The Company filed two reports on Form 8-K during the reporting period. Both of these reports on Form 8-K, as referred to below, are specifically incorporated herein by reference:

1) The Company filed one report on Form 8-K, dated January 11, 2000, announcing that the Company's Board of Directors had authorized the Company to acquire up to 500,000 shares of its Common Stock. A press release was issued on January 11, 2000 to describe the event and the press release was included as an exhibit to the report on Form 8-K.

2) The Company filed one report on Form 8-K, dated March 21, 2000, describing various material risk factors that may affect the Company's business, financial condition, and operations.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFIRST CORPORATION

May 12, 2000               /s/ C. David Allen
                           -------------------------------------
                               C. David Allen
                           Chief Financial Officer and Secretary


                                                      BankFirst Corporation | 16