Form 10-Q
period 2000-06-30
BANKFIRST CORP
filed 2000-08-10
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000:

                    Title of Class                 Shares Outstanding
             Common Stock, $2.50 par value             11,050,669

                              BANKFIRST CORPORATION
                                      INDEX
================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS  ........................................   3
---------------------------------

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements......................................   4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   9

         Item 3. Quantitative and Qualitative Disclosures about

         Market Risk.......................................................  16

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K..........................  16

         Signatures........................................................  16


FORWARD-LOOKING STATEMENTS
================================================================================

The information disclosed in this Quarterly Report on Form 10-Q of BankFirst Corporation (the "Company") includes various forward- looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for credit losses), the ability of the Company and its vendors to adequately address post-Year 2000 issues, corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

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

BankFirst Corporation
For the Quarter Ended June 30, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
BankFirst Corporation
Knoxville, Tennessee

We have reviewed the consolidated balance sheet of BankFirst Corporation as of June 30, 2000, and the related consolidated statements of income for the quarter and year-to-date periods ended June 30, 2000 and 1999, and the consolidated statements of changes in stockholders' equity and cash flows for the year-to-date periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Louisville, Kentucky
August 7, 2000


                                                     BankFirst Corporation  |  3

Part I.-Financial Information
Item 1.- Financial Statements

Consolidated Balance Sheets
BankFirst Corporation
(Dollar amounts in  thousands except share data)

                                                                                      June 30,    Dec. 31,
                                                                                        2000        1999
===========================================================================================================
                                                                                    (Unaudited)
ASSETS
  Cash and due from banks .......................................................   $  32,922    $  36,039
  Federal Funds Sold ............................................................           0            0
                                                                                    ---------    ---------
       Total cash and cash equivalents ..........................................      32,922       36,039

  Securities available for sale .................................................     152,074      133,596
  Mortgage loans held for sale ..................................................      12,027       12,205
  Loans, net of allowance for credit losses of $7,638 and $7,400  ...............     596,211      578,216
  Premises and equipment, net ...................................................      28,059       26,814
  Mortgage servicing rights .....................................................       8,927        8,896
  Federal Home Loan Bank Stock, at cost .........................................       3,543        3,420
  Intangible assets .............................................................       1,766        1,845
  Accrued interest receivable and other assets ..................................      13,278       11,868
                                                                                    ---------    ---------
     Total assets ...............................................................   $ 848,807    $ 812,899
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits ..................................................   $ 111,095    $ 105,079
  Interest-bearing deposits .....................................................     547,600      525,300
                                                                                    ---------    ---------
       Total deposits ...........................................................     658,695      630,379
  Securities sold under agreements to repurchase ................................      24,074       32,103
  Federal funds purchased and other borrowings ..................................      23,830       27,500
  Advances from the Federal Home Loan Bank ......................................      46,091       29,159
  Accrued interest payable and other liabilities ................................       8,184        7,232
                                                                                    ---------    ---------
       Total liabilities ........................................................     760,874      726,373

Stockholders' equity
  Common stock:  $2.50 par value, 30,000,000 shares authorized,
     11,047,950 and 11,275,600 shares outstanding, respectively .................      27,620       28,189
  Noncumulative convertible preferred stock:  $5 par value,
     1,000,000 shares authorized, 181,050 shares outstanding ....................         905          905
  Additional paid-in capital ....................................................      32,150       33,448
  Retained earnings .............................................................      29,457       25,914
  Accumulated other comprehensive income (loss) .................................      (2,199)      (1,930)
                                                                                    ---------    ---------
     Total stockholders' equity .................................................      87,933       86,526
                                                                                    ---------    ---------
     Total liabilities and stockholders' equity .................................   $ 848,807    $ 812,899
                                                                                    =========    =========

================================================================================
                             See accompanying notes.


                                                     BankFirst Corporation  |  4

Consolidated Statements of Income
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                                         Three months ended      Six months ended
                                                               June 30,              June 30,
                                                          2000        1999      2000          1999
===================================================================================================
Interest income
    Interest and fees on loans ......................   $ 13,987   $ 12,498    $ 27,567   $ 24,394
    Taxable securities ..............................      1,787      1,513       3,405      2,892
    Nontaxable securities ...........................        484        410         961        823
    Other ...........................................        153        140         247        359
                                                        --------   --------    --------   --------
                                                          16,411     14,561      32,180     28,468
Interest expense
    Deposits ........................................      6,521      5,378      12,641     10,691
    Federal funds purchased and repurchase agreements        563        444       1,113      1,009
    Federal Home Loan Bank advances and other debt ..        685        386       1,225        463
                                                        --------   --------    --------   --------
                                                           7,769      6,208      14,979     12,163
                                                        --------   --------    --------   --------

Net interest income .................................      8,642      8,353      17,201     16,305

Provision for credit losses .........................        572        461       1,145        880
                                                        --------   --------    --------   --------
Net interest income after provision for credit losses      8,070      7,892      16,056     15,425

Noninterest income
    Service charges and fees ........................      1,185      1,184       2,302      2,286
    Net securities gains (losses) ...................          6        (26)          6         10
    Net gain (loss) on loan sales ...................        727      1,019       1,251      1,909
    Loan servicing income, net of amortization ......        317         33         596        153
    Trust fee income ................................        334        261         749        525
    Other ...........................................        268        474         476        662
                                                        --------   --------    --------   --------
                                                           2,837      2,945       5,380      5,545
Noninterest expense
    Salaries and employee benefits ..................      4,071      4,092       8,016      8,077
    Occupancy expense ...............................        593        537       1,094      1,052
    Equipment expense ...............................        631        707       1,264      1,366
    Office expense ..................................        515        479         978        935
    Data processing .................................        471        441         919        834
    Advertising .....................................        227        210         348        342
    Other ...........................................      1,111      1,017       2,218      1,894
                                                        --------   --------    --------   --------
                                                           7,619      7,483      14,837     14,500
                                                        --------   --------    --------   --------

Income before income taxes ..........................      3,288      3,354       6,599      6,470
Provision for income taxes ..........................      1,026      1,152       2,102      2,199
                                                        --------   --------    --------   --------
Net Income ..........................................   $  2,262   $  2,202    $  4,497   $  4,271
                                                        ========   ========    ========   ========

Comprehensive income ................................   $  2,197   $    373    $  4,228   $  1,492

Earnings per share:
    Basic ...........................................   $   0.20   $   0.19    $   0.40   $   0.37
    Diluted .........................................   $   0.19   $   0.17    $   0.38   $   0.34

================================================================================
                             See accompanying notes.


                                                     BankFirst Corporation  |  5

Consolidated Statements of Changes in Stockholders' Equity
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                                                                                 Accumulated
                                                                       Additional                   Other          Total
                                                Common     Preferred    Paid-in     Retained    Comprehensive   Stockholders'
                                                Stock        Stock      Capital     Earnings        Income         Equity
                                               --------    --------    --------     --------    -------------   -------------
PERIOD ENDED JUNE 30, 1999

Balance, January 1, 1999                       $ 28,439     $  905     $ 34,093     $ 17,160      $  2,244       $ 82,841

Cash dividend on preferred stock                     --         --           --          (65)           --            (65)

Comprehensive income (loss):
  Net income                                         --         --           --        4,271            --          4,271

  Change in unrealized gains (losses),
    net of reclassification                          --         --           --           --        (2,779)        (2,779)
                                                                                                                 --------
Total comprehensive income                                                                                          1,492
                                               --------     ------     --------     --------      --------       --------
Balance, June 30, 1999                         $ 28,439     $  905     $ 34,093     $ 21,366      $   (535)      $ 84,268
                                               ========     ======     ========     ========      ========       ========


                                                                                                 Accumulated
                                                                       Additional                   Other          Total
                                                Common     Preferred    Paid-in     Retained    Comprehensive   Stockholders'
                                                Stock        Stock      Capital     Earnings        Income         Equity
                                               --------    --------    --------     --------    -------------   -------------
PERIOD ENDED JUNE 30, 2000

Balance, January 1, 2000                       $ 28,189      $  905    $ 33,448     $ 25,914      $ (1,930)      $ 86,526

Cash dividend on preferred stock                     --          --          --          (66)           --            (66)

Cash dividend on common stock                        --          --          --         (888)           --           (888)

Repurchase of common stock,
227,650 shares                                     (569)         --      (1,298)          --            --         (1,867)

Comprehensive income:
  Net income                                         --          --          --        4,497            --          4,497

  Change in unrealized gains
    (losses), net of reclassification                --          --          --           --          (269)          (269)
                                                                                                                 --------
     Total comprehensive income                                                                                     4,228
                                               --------      ------    --------     --------      --------       --------
Balance, June 30, 2000                         $ 27,620      $  905    $ 32,150     $ 29,457      $ (2,199)      $ 87,933
                                               ========      ======    ========     ========      ========       ========

================================================================================
                             See accompanying notes.


                                                     BankFirst Corporation  |  6

Consolidated Statements of Cash Flows
BankFirst Corporation
(Dollar amounts in thousands)
(Unaudited)

                                                                                   Six months ended
                                                                                        June 30,
                                                                                   2000        1999
======================================================================================================
Cash flows from Operating Activities
   Net income ...............................................................   $   4,497    $   4,271
   Adjustments to reconcile net income to net cash from operating activities:
     Provision for credit losses ............................................       1,145          880
     Depreciation ...........................................................       1,174          909
     Amortization of mortgage servicing rights ..............................         580          870
     Amortization and accretion of securities, net ..........................           2           56
     Net (gains) losses on securities sales .................................          (6)         (10)
     Net (gains) losses on sales of mortgage loans ..........................      (1,251)      (1,909)
     Proceeds from sales of mortgage loans held for sale ....................      54,402      111,004
     Purchases of mortgage loans held for sale ..............................      (6,443)     (19,286)
     Originations of mortgage loans held for sale ...........................     (47,781)     (79,439)
Changes in assets and liabilities
       Accrued interest receivable and other assets .........................      (1,410)        (580)
       Accrued interest payable and other liabilities .......................         952       (1,432)
                                                                                ---------    ---------
Net cash flows from operating activities ....................................       5,861       15,334

Cash flows from investing activities
   Purchase of securities ...................................................     (32,881)     (39,150)
   Proceeds from maturities of securities ...................................      13,712       17,338
   Proceeds from sales of securities ........................................          --       12,760
   Net increase in loans ....................................................     (17,995)     (43,394)
   Purchase of FHLB stock ...................................................        (123)        (112)
   Premises and equipment expenditures, net .................................      (2,419)      (1,896)
                                                                                ---------    ---------
Net cash flows from investing activities ....................................     (39,706)     (54,454)

Cash flows from financing activities
   Net change in deposits ...................................................      28,316         (859)
   Net change in repurchase agreements and other borrowings .................     (11,699)      10,043
   Advances from the FHLB ...................................................      17,000       27,339
   Repayments of advances to the FHLB .......................................         (68)     (10,000)
Dividends paid ..............................................................        (954)         (65)
Repurchase of common stock ..................................................      (1,867)          --
                                                                                ---------    ---------
Net cash flows from financing activities ....................................      30,728       26,458

Net change in cash and cash equivalents .....................................      (3,117)     (12,662)

Cash and cash equivalents, beginning of period ..............................      36,039       44,986
                                                                                ---------    ---------
Cash and cash equivalents, end of period ....................................   $  32,922    $  32,324
                                                                                =========    =========

Supplemental disclosures:
   Interest paid ............................................................   $  14,299    $  11,777
   Income taxes paid ........................................................       2,591        1,665
   Loans converted to other real estate .....................................          --           --

================================================================================
                             See accompanying notes.


                                                     BankFirst Corporation  |  7

Notes to Consolidated Financial Statements
BankFirst Corporation

Basis of Presentation of the Consolidated Financial Statements
================================================================================

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Borrowings: Repurchase agreements and Federal Funds purchased are generally overnight borrowings. Federal Home Loan Bank ("FHLB") advances consist of variable rate advances that mature within one year, and fixed rate long-term advances with maturity dates that exceed one year.

Reclassifications: Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Computation of Earnings Per Share
================================================================================

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below (in thousands, except share data):

                                                                   Three months ended              Six months ended
                                                                        June 30,                        June 30,
                                                                  2000           1999           2000              1999
                                                                  ----           ----           ----              ----
BASIC
Net income ...............................................   $      2,262    $      2,202    $      4,497    $      4,271
Less:  dividends declared on preferred stock .............            (33)            (33)            (66)            (65)
                                                             ------------    ------------    ------------    ------------
Net income available to common stockholders ..............   $      2,229    $      2,169    $      4,431    $      4,206
                                                             ============    ============    ============    ============
Average common shares outstanding ........................     11,095,498      11,375,600      11,162,104      11,375,600
Earnings per share .......................................   $       0.20    $       0.19    $       0.40    $       0.37

DILUTED
Net income available to common stockholders ..............   $      2,229    $      2,169    $      4,431    $      4,206
Add:  dividends upon assumed conversion of preferred stock             33              33              66              65
                                                             ------------    ------------    ------------    ------------
Net income available to common
   stockholders assuming conversion ......................   $      2,262    $      2,202    $      4,497    $      4,271
                                                             ============    ============    ============    ============

Weighted average common shares outstanding ...............     11,095,498      11,375,600      11,162,104      11,375,600
Weighted average dilutive convertible preferred stock ....        558,992         558,992         558,992         558,992
Dilutive common stock options at average market price ....        227,144         372,422         231,691         389,380
                                                             ------------    ------------    ------------    ------------
Weighted average diluted shares outstanding ..............     11,881,634      12,307,014      11,952,787      12,323,972
                                                             ============    ============    ============    ============

Earnings per share assuming dilution .....................   $       0.19    $       0.17    $       0.38    $       0.34


                                                     BankFirst Corporation  |  8

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation

Overview

The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation. The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("FNB"), as well as the Company's BankFirst Trust Company subsidiary and BankFirst's mortgage subsidiary, Curtis Mortgage Company. The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this document are the three months and six months ended June 30, 2000 and June 30, 1999.

BankFirst Corporation is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship-oriented, community bank business strategy. The Company conducts its banking business through BankFirst, which has 26 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through FNB, with six offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit card services and brokerage services.

Financial Condition

Total assets grew from $813 million at year-end 1999 to $849 million at June 30, 2000, a $36 million increase. This asset growth occurred primarily in loans of $18 million and securities of $18 million. The Company's June 30, 2000 balance sheet reflects a growth of $28 million in deposits achieved through competitive product pricing. The Company used this deposit increase by funding the growth in loans and the purchases of securities. The Company also restructured its overall short-term borrowing position by increasing Federal Home Loan Bank advances by $17 million and reducing repurchase agreements and federal funds by a total of $12 million.

The Company's deposit base and, to a lesser degree its loan demand, are both influenced by seasonal demands from its commercial customers. Accordingly, the Company maintains a short-term liquidity strategy to accommodate seasonal needs. On a year-to-date ("YTD") average basis, total deposits grew by $25 million from year-end 1999. This deposit growth was used to fund a YTD growth in loans of $16 million and to reduce over-all short-term borrowings by $8 million from year-end 1999. As customer loan and deposit needs fluctuate, short-term borrowings are appropriately adjusted.

From year-end 1999 to June 30, 2000, total stockholders' equity increased by $1 million, consisting of net earnings of over $4 million, less preferred and common stock cash dividends of nearly $1 million, and less approximately $2 million for the repurchase of 227,650 shares of the Company's common stock, as described in the next paragraph.

On January 11, 2000 the Company approved a stock repurchase plan to acquire up to 500 thousand shares of its common stock. The recently approved stock repurchase plan follows a previous 100 thousand share stock repurchase plan completed during the second half of 1999. Management repurchased 113,950 shares of the approved 500 thousand share buyback by the end of the first quarter 2000, purchased another 113,700 shares during the second quarter, and is authorized to repurchase the remaining 272,350 shares of common stock on the open market. The Company will continue to monitor market conditions of its common stock to assess the most logical deployment of its capital.

Management expects the Company's growth to continue through expansion of retail locations, expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage Company and trust services through BankFirst Trust Company, and possible future mergers or acquisitions, although no mergers or acquisitions are currently pending. Although the Company's growth rate in total assets during the last twelve months was approximately 10%, this growth trend has slowed during the second quarter of 2000, and will very likely continue to slow over the remainder of 2000 due to the effects of the recent short-term interest rate increases announced by the Federal Reserve Bank.


                                                     BankFirst Corporation  |  9

Management's Discussion and Analysis of Financial Condition and Results of Operations
BankFirst Corporation

Results of Operations

Net income increased 5% to $4.5 million for the first six months of 2000 as compared to $4.3 million for the same period last year. Net interest income on a tax equivalent basis was $17.5 million, representing an approximate $800 thousand or 5% increase for the first six months of 2000 from the comparable 1999 period. The year-over-year increase in net interest income was due primarily to an increase in total average earning assets and a proportionate increase of earning assets invested in loans, which represent the Company's highest yielding assets.

The Company's net interest spread and net interest margin for the first six months of 2000 were 3.80% and 4.51%, respectively, as compared to 3.94% and 4.85%, respectively, for the same period last year. The trend over the last twelve months has been that the Company's margin and spread have declined slightly due to competitive pressures on loan rates and higher costs associated with borrowing costs of funds, such as interest-bearing deposits, federal funds, and FHLB advances. This trend of competitive pressures is expected to continue into the foreseeable future.

Although the Company's net interest spread and net interest margin have declined, actual dollars of net interest income have increased from a higher volume of earning assets. The growth in earning assets (which are mostly comprised of loans) have slowed from historical growth patterns due to the delayed effects of recent short-term Federal Reserve Bank interest rate hikes. In addition, during the first quarter of 2000 the Company maintained an aggressive loan pricing strategy to combat intense competition. This strategy was successful in retaining existing relationships and attracting new customers, although the yields on the respective loans were below historical levels. The Company changed its pricing structure during the second quarter of 2000 and is currently pricing its loans in order to maintain a higher net interest spread than during the previous quarter. This strategy may very likely slow the growth rate of its loan portfolio, but should increase net interest income as a percentage of total assets.

Noninterest Income

Noninterest income of $5.4 million for the first six months of 2000 compared almost evenly with $5.5 million for the same period last year. Some select components of noninterest income include service charges and fees generated by the two bank affiliates, income from sales of mortgage loans and loan servicing through Curtis Mortgage Company, and trust fee income produced through BankFirst Trust Company. YTD comparisons of these select components of noninterest income are described in more detail below.

An analysis of noninterest income reflects virtually no change in earnings on service charges and related fees, which were $2.3 million for each of the six-month periods ending June 30, 1999 and 2000. Intense market competition from other financial institutions, as well as nonbank competition such as brokerage firms, are causing pressure on this component of noninterest income.

Gains on loan sales decreased from $1.9 million for the six months ending June 30, 1999 to $1.3 million for the six months ending June 30, 2000. The interest rate increases initiated by the Federal Reserve Board during 1999 and 2000 have attributed to a reduction in the volume of originations of secondary market loans. However, gains on loan sales during the first six months of 2000 were positively impacted by the Company's short-term strategy to sell approximately $24 million of originated loans servicing-released. The sale of loans servicing-released generally results in higher gains at the time of sale, but will have a negative impact on future loan servicing income streams. After accounting for this $24 million sale, the Company's loan servicing portfolio balance at June 30, 2000 was approximately $610 million compared to approximately $612 million at December 31, 1999. The Company will continue to sell a portion of loans servicing-released as needed, while continuing to build the loan servicing portfolio.

Loan servicing income (net of amortization) during the first six months of 2000 was $600 thousand, compared to $200 thousand for the same period in 1999. This change was mainly attributable to the effect of recognizing amortization expense over a longer period of time from slower loan prepayments. Given the expected continued increase in interest rates, management believes the secondary market loan volumes and prepayments over the next several months will further decline from existing levels.


                                                     BankFirst Corporation  | 10

Management's Discussion and Analysis of Financial Condition and Results of Operations

BankFirst Corporation

Noninterest income from trust fees increased 40% from $500 thousand to $700 thousand when comparing the six months ending June 30, 1999 to the same period in 2000. The BankFirst Trust Company is managing $354 million of trust assets as of June 30, 2000 as compared to $322 million for the same period last year.

Noninterest Expense

Noninterest expense increased $300 thousand to $14.8 million for the first six months of 2000 over the comparable 1999 period. The primary components of noninterest expense are salaries and benefits, occupancy and equipment, data processing, and an "other" noninterest expense category that captures various expenses not normally itemized on financial statements.

Salaries and benefits represent the Company's largest noninterest expense component. The cost to hire, train, and maintain a workforce of over 400 full-time and part-time employees is substantial. The Company's personnel costs through the first six months of 2000 were $8.0 million, unchanged from $8.0 million for the same period last year. Although this expense category did not increase based upon a year-over-year comparison, the Company expects to hire additional personnel to staff four new branch locations currently under development. This branch expansion strategy, coupled with a tight labor market, inflationary pressures, and competitive pressures, will most likely cause an upward trend in this noninterest expense category throughout the remainder of the year.

Occupancy expense, office and equipment expense, and data processing fees collectively accounted for $4.3 million of noninterest expense for the first six months of 2000, compared to $4.2 million for the same period last year. Again, it is anticipated that inflationary pressures and an expansion into new markets will put upward pressure on these expenses.

The "Other Noninterest Expense" category reflects year-to-date expense of $2.2 million, an increase of $300 thousand for the first six months of 2000 over the same period in 1999. This category includes expenses for loan and deposit processing fees, travel, professional fees, charitable contributions, check losses, and other miscellaneous expenses. The increase in other noninterest expense from year to year was due to normal, recurring expense activity.

Provision for Credit Losses and Asset Quality

The provision for credit losses was $1.1 million for the first six months of this year, compared to $900 thousand for the same period in 1999. The higher provision expense on a period-over-period comparative basis was mainly due to providing allowance for loan losses on the growing loan portfolio. The Company experienced net charge-offs (i.e., gross charge-offs less recoveries) of $906 thousand during the first six months of 2000, compared to $379 thousand for the same period last year. The ratio of net charge-offs to average loans for the first six months of both 1999 and 2000 is less than 0.3%.

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


                                                     BankFirst Corporation  | 11

Management's Discussion and Analysis of Financial Condition and Results of Operations

With the escalation of concern about credit quality throughout the industry, the Company has taken a proactive stance regarding its loan quality. Total nonperforming loans (consisting of nonaccruals and loans 90 days or more past due) as of June 30, 2000 were $5.5 million compared to $6.2 million as of December 31, 1999. Other real estate owned (including non-real estate repossessions) at June 30, 2000 was $1.2 million as compared to $1.9 million as of December 31, 1999. Included in nonperforming loans is one credit for $2.5 million that was foreclosed in July 2000 and subsequently reflected in the "other real estate owned" category.

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

Management will continue to monitor its markets and take a conservative position regarding credit quality. Refer to the Company's 1999 Annual Report on Form 10-K under the "Nonperforming Assets" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for further analysis.

The
provision

                                                                 Nonperforming Assets
                                                                    (in thousands)
                                                   June 30    Mar. 31  Dec. 31  Sept. 30   June 30
                                                    2000       2000     1999      1999      1999
                                                    ----       ----     ----      ----      ----
Principal balance
     Nonaccrual ................................   $4,014     3,946    $3,981    $3,017    $  534
     90 days or more past due and still accruing    1,483     2,800     2,261     1,173     2,535
                                                   ------     -----    ------    ------    ------
         Total nonperforming loans .............   $5,497    $6,746    $6,242    $4,190    $3,069
                                                   ======    ======    ======    ======    ======

     Nonperforming loans as a percent of loans .     0.91%     1.14%     1.07%     0.73%     0.56%

     Other real estate owned ("OREO") ..........   $1,196    $1,963    $1,893    $  814    $1,039

     OREO as a percent of loans ................     0.20%     0.33%     0.32%     0.14%     0.19%

     Allowance as a percent of
     nonperforming loans .......................   138.96%   112.56%   118.55%   176.13%   231.44%


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

The Company actively solicits customer cash management relationships that often include a securities repurchase agreement feature. Under these agreements, commercial customers are able to generate earnings on otherwise idle funds on deposits with the subsidiary banks. These accounts are considered volatile under regulatory requirements, although the Company has found them to be a steady source of funding. The Company has been able to maintain customer relationships because of its strong business lending program. While more costly than deposit funding, these deposit-related accounts are typically the lowest cost borrowed funds available to the Company.

The primary source of capital for the Company is retained earnings. During the first six months of 2000, the Company had net earnings of $4.5 million, paid cash dividends of $66 thousand to shareholders of noncumulative convertible preferred stock, paid initial annual cash dividends of $888 thousand to shareholders of common stock, and repurchased 227,650 shares of the Company's common stock (as described previously in the "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations) at an approximate cost of $1.9 million. The Company retained the remaining $1.7 million of earnings as an increase to its capital base.

The Company and its subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If under-capitalized, capital distributions, asset growth and expansion are limited, and plans for capital restoration are required.

Under guidelines issued by banking regulators, the Company and its bank subsidiaries are required to maintain a minimum Tier 1 risk-based capital ratio of 4% and a minimum total risk-based ratio of 8%. Risk-based capital ratios weight the relative risk factors of all assets and consider the risk associated with off-balance sheet items.

The Company's Tier 1 risk-based and total risk-based ratios were 13.37% and 14.48%, respectively, as of June 30, 2000. Both bank subsidiaries also individually met the definition of "well capitalized" as of June 30, 2000.


                                                     BankFirst Corporation  | 13

Management's Discussion and Analysis of Financial Condition and Results of Operations

BankFirst Corporation

Market Risk

The Company uses an earnings simulation model (summarized below) to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on interest income are then evaluated. The model projects the effects of instantaneous movements in interest rates of 100 and 200 basis points.

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

Even though the Company's cumulative gap at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $629 thousand (a 1.79% increase from a flat rate scenario) and $1.3 million (a 3.58% increase from flat rates), respectively. This occurs because management believes that if overall market interest rates increase, the market would not require an immediate, corresponding repricing of non-term deposit liabilities. A decrease in interest rates of 100 and 200 basis points would result in decreased net interest income of $626 thousand (a 1.78% decrease from flat rates) and $1.2 million (a 3.41% decrease from flat rates), respectively.

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

                              Market Risk Analysis
                                at June 30, 2000

                                                           Decrease in Rates                          Increase in Rates
                                                        ----------------------                      --------------------
                                                          200             100                          100          200
                                                         Basis           Basis          Level         Basis        Basis
                                                        Points          Points          Rates        Points       Points
Projected Interest Income
  Loans                                                 $53,698         $56,516        $59,333      $62,151      $64,969
  Investments                                             9,886          10,024         10,163       10,300       10,440
  Federal Funds Sold                                      1,464           1,665          1,867        2,071        2,276
                                                        ----------------------------------------------------------------
       Total Interest Income                             65,048          68,205         71,363       74,522       77,685

Projected Interest Expense
  Deposits                                              $26,048         $28,042        $29,987      $31,931      $33,876
  FHLB Term Advances                                      2,484           2,778          3,074        3,369        3,665
  Fed Funds Purchased & Other Borrowings                  2,523           2,817          3,108        3,399        3,690
                                                        ----------------------------------------------------------------
       Total Interest Expense                            31,055          33,637         36,169       38,699       41,231

Net Interest Income                                     $33,993         $34,568        $35,194      $35,823      $36,454
$ Change from Level Rates                                (1,201)           (626)            --          629        1,260
% Change from Level Rates                                 (3.41)%         (1.78)%                      1.79%        3.58%


                                                     BankFirst Corporation  | 14

Management's Discussion and Analysis of Financial Condition and Results of Operations

BankFirst Corporation

                         Summarized Market Risk Analysis
                              At December 31, 1999

                                                          Decrease in Rates                       Increase in Rates
                                                        --------------------                    ---------------------
                                                           200          100                       100           200
                                                          Basis        Basis        Level        Basis         Basis
                                                         Points       Points        Rates        Points       Points
  Projected Total Interest Income                       $60,986      $62,468      $64,713       $66,959      $68,438

  Projected Total Interest Expense                       25,539       26,833       28,827        30,767       31,958

  Net Interest Income                                    35,447       35,635       35,886        36,192       36,480

  $ Change from Level Rates                                (439)       (251)                        306          594

  % Change from Level Rates                               (1.22)%     (0.70)%                      0.85%        1.66%

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

During 1999, the Company incurred costs of approximately $250,000 attributable to Year 2000 remediation. Although management has not incurred any additional related expenses during the first six months of 2000 and anticipates no further expenses for the remainder of this year, unforeseen circumstances may arise; therefore, monitoring will continue at least through the third quarter of 2000. Corrective action will be taken if management encounters any previously unidentified Year 2000 problems internally or in interfacing with third parties, and the Company's contingency plans remain available. Management has determined that if a business interruption as a result of the Year 2000 issue occurred, such an interruption could be material to the Company's overall financial performance.


                                                     BankFirst Corporation  | 15

BankFirst Corporation

New Accounting and Reporting Requirements

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. The Company is required to adopt the new standard as of January 1, 2001. Management has not yet determined the impact of this new standard.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

This information is disclosed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Adequacy".


Part II.- Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
================================================================================

(a)   Exhibits

27 Financial Data Schedule (filed electronically with the SEC) is reflected on page 17 of this Quarterly Report on Form 10-Q.

99.1 Awareness Letter from Crowe, Chizek and Company LLP is reflected on page 18 of this Quarterly Report on Form 10-Q.

(b)   Reports on Form 8-K:

During the period covered by this Quarterly Report on Form 10-Q, the Company filed one Current Report on Form 8-K, dated April 17, 2000 and filed with the SEC on April 24, 2000, reporting the results of the Company's annual meeting of shareholders on April 17, 2000 (no financial information required to be filed with the SEC).

SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFIRST CORPORATION

August 9, 2000             /s/ C. David Allen
                           -----------------------------------------
                               C. David Allen
                               Chief Financial Officer and Secretary


                                                     BankFirst Corporation  | 16