Form 10-Q
period 2000-09-30
BANKFIRST CORP
filed 2000-11-13
CIK 824719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2000:

           Title of Class                              Shares Outstanding
   Common Stock, $2.50 par value                           11,069,573

                              BANKFIRST CORPORATION
                                      INDEX
================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS  .....................................   3

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements ......................................   4

     Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...............................   9

     Item 3. Quantitative and Qualitative Disclosures about
     Market Risk........................................................  16

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...........................  16

     Signatures.........................................................  16

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


                                                       BankFirst Corporation | 2

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
BankFirst Corporation
Knoxville, Tennessee

We have reviewed the consolidated balance sheet of BankFirst Corporation as of September 30, 2000, and the related consolidated statements of income for the quarter and year-to-date periods ended September 30, 2000 and 1999, and the consolidated statements of changes in stockholders' equity and cash flows for the year-to-date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                             Crowe, Chizek and Company LLP

Louisville, Kentucky
October 31, 2000

                                                       BankFirst Corporation | 3

Part I.- Financial Information
Item 1.- Financial Statements

Consolidated Balance Sheets
BankFirst Corporation
(Dollar amounts in  thousands except share data)

                                                         Sept. 30,     Dec. 31,
                                                           2000          1999
================================================================================
                                                        (Unaudited)
ASSETS
  Cash and due from banks ............................   $  31,229    $  36,039
  Federal Funds Sold .................................           0            0
                                                         ---------    ---------
       Total cash and cash equivalents ...............      31,229       36,039

  Securities available for sale ......................     149,543      133,596
  Mortgage loans held for sale .......................      17,840       12,205
  Loans, net of allowance for credit
    losses of $7,264 and $7,400 ......................     598,705      578,216
  Premises and equipment, net ........................      28,156       26,814
  Mortgage servicing rights ..........................       8,786        8,896
  Federal Home Loan Bank Stock, at cost ..............       3,610        3,420
  Intangible assets ..................................       1,727        1,845
  Accrued interest receivable and
    other assets .....................................      14,824       11,868
                                                         ---------    ---------

       Total assets ..................................   $ 854,420    $ 812,899
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Noninterest-bearing deposits .......................   $ 114,140    $ 105,079
  Interest-bearing deposits ..........................     546,670      525,300
                                                         ---------    ---------

       Total deposits ................................     660,810      630,379

  Securities sold under agreements
    to repurchase ....................................      30,086       32,103
  Federal funds purchased and other
    borrowings .......................................      17,677       27,500
  Advances from the Federal Home
    Loan Bank ........................................      46,057       29,159
  Accrued interest payable and
    other liabilities ................................       8,088        7,232
                                                         ---------    ---------

       Total liabilities .............................     762,718      726,373

Stockholders' equity
  Common stock: $2.50 par value, 30,000,000
    shares authorized, 11,052,964 and
    11,275,600 shares outstanding,
    respectively .....................................      27,632       28,189
  Noncumulative convertible preferred
    stock: $5 par value, 1,000,000 shares
    authorized, 181,050 shares outstanding ...........         905          905
  Additional paid-in capital .........................      32,171       33,448
  Retained earnings ..................................      31,894       25,914
  Accumulated other comprehensive
    income (loss) ....................................        (900)      (1,930)
                                                         ---------    ---------

       Total stockholders' equity ....................      91,702       86,526
                                                         ---------    ---------

       Total liabilities and stockholders' equity ....   $ 854,420    $ 812,899
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


                                                       BankFirst Corporation | 4

Consolidated Statements of Income
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                      Three months ended      Nine months ended
                                           Sept. 30,               Sept. 30,
                                        2000       1999        2000       1999
================================================================================
Interest income
  Interest and fees on loans ......   $ 14,256   $ 13,092    $ 41,823   $ 37,486
  Taxable securities ..............      1,803      1,510       5,208      4,402
  Nontaxable securities ...........        483        410       1,444      1,233
  Other ...........................        123        116         370        475
                                      --------   --------    --------   --------

                                        16,665     15,128      48,845     43,596
Interest expense
  Deposits ........................      6,791      5,535      19,432     16,226
  Federal funds purchased and
    repurchase agreements .........        929        408       2,042      1,417
  Federal Home Loan Bank
    advances and other debt .......        394        426       1,619        889
                                      --------   --------    --------   --------

                                         8,114      6,369      23,093     18,532
                                      --------   --------    --------   --------

Net interest income ...............      8,551      8,759      25,752     25,064

Provision for credit losses .......        572        522       1,717      1,402
                                      --------   --------    --------   --------

Net interest income after
  provision for credit losses .....      7,979      8,237      24,035     23,662

Noninterest income
  Service charges and fees ........      1,286      1,186       3,588      3,472
  Net securities gains (losses) ...          0         30           6         40
  Net gain (loss) on loan sales ...        526        659       1,777      2,568
  Loan servicing income, net
    of amortization ...............        294         (5)        890        148
  Trust fee income ................        254        261       1,003        786
  Other ...........................        222        327         698        989
                                      --------   --------    --------   --------

                                         2,582      2,458       7,962      8,003
Noninterest expense
  Salaries and employee benefits ..      4,044      4,023      12,060     12,100
  Occupancy expense ...............        565        474       1,659      1,526
  Equipment expense ...............        618        579       1,882      1,945
  Office expense ..................        428        423       1,406      1,358
  Data processing .................        400        451       1,319      1,285
  Advertising .....................        208        202         556        544
  Other ...........................      1,025      1,080       3,243      2,974
                                      --------   --------    --------   --------

                                         7,288      7,232      22,125     21,732
                                      --------   --------    --------   --------

Income before income taxes ........      3,273      3,463       9,872      9,933
Provision for income taxes ........        803      1,169       2,905      3,368
                                      --------   --------    --------   --------

Net income ........................   $  2,470   $  2,294    $  6,967   $  6,565
                                      ========   ========    ========   ========

Comprehensive income ..............   $  3,769   $  1,768    $  7,997   $  3,260

Earnings per share:
  Basic ...........................   $   0.22   $   0.20    $   0.62   $   0.57
  Diluted .........................   $   0.21   $   0.19    $   0.58   $   0.53

================================================================================
                             See accompanying notes.


                                                       BankFirst Corporation | 5

Consolidated Statements of Changes in Stockholders' Equity
BankFirst Corporation
(Dollar amounts in thousands except share data)
(Unaudited)

                                                                                         Accumulated
                                                                Additional                  Other           Total
                                          Common     Preferred   Paid-in    Retained    Comprehensive   Stockholders'
                                          Stock        Stock     Capital    Earnings       Income          Equity
                                         --------    ---------  ----------  --------    -------------   -------------
PERIOD ENDED SEPT. 30, 1999

Balance, January 1, 1999                 $ 28,439    $    905   $ 34,093    $ 17,160      $  2,244        $ 82,841

Cash dividend on preferred stock               --          --         --         (99)           --             (99)

Repurchase of common stock,
49,330 shares                                (123)         --       (322)         --            --            (445)

Comprehensive income (loss):
  Net income                                   --          --         --       6,565            --           6,565

  Change in unrealized gains (losses),
    net of reclassification                    --          --         --          --        (3,305)         (3,305)
                                                                                                          --------
Total comprehensive income                                                                                   3,260
                                         --------    --------   --------    --------      --------        --------

Balance, September 30, 1999              $ 28,316    $    905   $ 33,771    $ 23,626      $ (1,061)       $ 85,557
                                         ========    ========   ========    ========      ========        ========

                                                                                         Accumulated
                                                                Additional                  Other           Total
                                          Common     Preferred   Paid-in    Retained    Comprehensive   Stockholders'
                                          Stock        Stock     Capital    Earnings       Income          Equity
                                         --------    ---------  ----------  --------    -------------   -------------
PERIOD ENDED SEPT. 30, 2000

Balance, January 1, 2000                 $ 28,189    $    905   $ 33,448    $ 25,914      $ (1,930)       $ 86,526

Cash dividend on preferred stock               --          --         --         (99)           --             (99)

Cash dividend on common stock                  --          --         --        (888)           --            (888)

Repurchase of common stock,
227,650 shares                               (569)         --     (1,298)         --            --          (1,867)

Stock options exercised, 5,014 shares          12          --         21          --            --              33

Comprehensive income:
  Net income                                   --          --         --       6,967            --           6,967

  Change in unrealized gains
    (losses), net of reclassification          --          --         --          --         1,030           1,030
                                                                                                          --------
     Total comprehensive income                                                                              7,997
                                         --------    --------   --------    --------      --------        --------
Balance, September 30, 2000              $ 27,632    $    905   $ 32,171    $ 31,894      $   (900)       $ 91,702
                                         ========    ========   ========    ========      ========        ========

================================================================================
                             See accompanying notes.


                                                       BankFirst Corporation | 6

Consolidated Statements of Cash Flows
BankFirst Corporation
(Dollar amounts in thousands)
(Unaudited)

                                                          Nine months ended
                                                              Sept. 30,
                                                          2000          1999
================================================================================

Cash flows from operating activities
   Net income ....................................     $   6,967      $   6,565
Adjustments to reconcile net income
   to net cash from operating activities:
   Provision for credit losses ...................         1,717          1,402
   Depreciation ..................................         1,736          1,701
   Amortization of mortgage servicing
     rights ......................................           839          1,411
   Amortization and accretion of
     securities, net .............................           (10)           (79)
   Net (gains) losses on securities
     sales .......................................            (6)           (40)
   Net (gains) losses on sales of
     mortgage loans ..............................        (1,777)        (2,568)
   Proceeds from sales of mortgage
     loans held for sale .........................        78,445        148,963
   Purchases of mortgage loans held
     for sale ....................................       (10,732)       (26,222)
   Originations of mortgage loans
     held for sale ...............................       (73,348)      (108,692)
Changes in assets and liabilities
   Accrued interest receivable and
     other assets ................................        (2,956)        (1,279)
   Accrued interest payable and
     other liabilities ...........................           856         (1,145)
                                                       ---------      ---------

Net cash flows from operating activities .........         1,731         20,017

Cash flows from investing activities
   Purchase of securities ........................       (31,224)       (27,381)
   Proceeds from maturities of
     securities ..................................        15,743          4,155
   Proceeds from sales of securities .............            --         18,162
   Net increase in loans .........................       (20,489)       (67,590)
   Purchase of FHLB stock ........................          (190)          (172)
   Premises and equipment
     expenditures, net ...........................        (3,078)        (3,120)
                                                       ---------      ---------

Net cash flows from investing activities .........       (39,238)       (75,946)

Cash flows from financing activities
   Net change in deposits ........................        30,431         14,819
   Net change in repurchase agreements
     and other borrowings ........................       (11,840)        11,207
   Advances from the FHLB ........................        17,000         27,307
   Repayments of advances to the FHLB ............          (101)       (10,000)
   Dividends paid ................................          (987)           (99)
   Sales of stock and stock options
     exercised ...................................            61             --
   Repurchase of common stock ....................        (1,867)          (445)
                                                       ---------      ---------

Net cash flows from financing activities .........        32,697         42,789

Net change in cash and cash equivalents ..........        (4,810)       (13,140)

Cash and cash equivalents, beginning
  of period ......................................        36,039         44,986
                                                       ---------      ---------

Cash and cash equivalents, end
  of period ......................................     $  31,229      $  31,846
                                                       =========      =========

Supplemental disclosures:
   Interest paid .................................     $  22,098      $  18,750
   Income taxes paid .............................         4,406          2,515
   Loans converted to other real estate ..........         3,287             --

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below (in thousands, except share data):

                                        Three months ended            Nine months ended
                                            Sept. 30,                     Sept. 30,
                                      2000            1999            2000            1999
                                      ----            ----            ----            ----
BASIC
Net income ....................   $      2,469    $      2,294    $      6,967    $      6,565
Less: dividends declared
  on preferred stock ..........            (33)            (33)            (99)            (99)
                                  ------------    ------------    ------------    ------------
Net income available to
  common stockholders .........   $      2,436    $      2,261    $      6,868    $      6,466
                                  ============    ============    ============    ============
Average common shares
  outstanding .................     11,050,694      11,359,843      11,124,697      11,370,290
Earnings per share ............   $       0.22    $       0.20    $       0.62    $       0.57

DILUTED
Net income available to
  common stockholders .........   $      2,436    $      2,261    $      6,868    $      6,466
Add: dividends upon assumed
  conversion of preferred
  stock .......................             33              33              99              99
                                  ------------    ------------    ------------    ------------
Net income available to
  common stockholders
  assuming conversion .........   $      2,469    $      2,294    $      6,967    $      6,565
                                  ============    ============    ============    ============

Weighted average common
  shares outstanding ..........     11,050,694      11,359,843      11,124,697      11,370,290
Weighted average dilutive
  convertible preferred
  stock .......................        558,992         558,992         558,992         558,992
Dilutive common stock
  options at average market
  price .......................        407,480         318,061         296,430         367,411
                                  ------------    ------------    ------------    ------------
Weighted average diluted
  shares outstanding ..........     12,017,166      12,236,896      11,980,119      12,296,693
                                  ============    ============    ============    ============

Earnings per share assuming
  dilution ....................   $       0.21    $       0.19    $       0.58    $       0.53


                                                       BankFirst Corporation | 8

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

      Overview
      ==========================================================================

      The following discussion and analysis is presented to facilitate the understanding of the consolidated financial position and results of operations of BankFirst Corporation (the "Company"). The consolidated financial information discussed herein primarily reflects the activities of the Company's wholly-owned community bank subsidiaries, BankFirst ("BankFirst") and The First National Bank and Trust Company ("FNB"), as well as the Company's BankFirst Trust Company subsidiary and BankFirst's mortgage subsidiary, Curtis Mortgage Company. The discussion identifies trends and material changes that occurred during the reported periods and should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere herein. The periods included within this report are the three months and nine months ended September 30, 2000 and September 30, 1999.

      The Company is a bank holding company headquartered in Knoxville, Tennessee that focuses on meeting the banking needs of East Tennessee businesses and residents through a relationship-oriented, community bank business strategy. The Company conducts its banking business through BankFirst, which has 26 offices in Knox, Sevier, Blount, Loudon and Jefferson Counties, and through FNB, with six offices in McMinn County. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, mortgage servicing, construction lending and other financial services, including trust operations, credit card services and brokerage services.

      On August 22, 2000, the Company entered into an agreement with BB&T Corporation, based in Winston-Salem, North Carolina ("BB&T"), whereby BB&T will acquire 100% ownership of the Company in a $149.7 million stock swap. While the directors of both companies have approved the transaction, it is subject to approval by federal and state banking regulators and by the shareholders of the Company. The transaction will be accounted for as a purchase and has an exchange ratio fixed at .4554 per BB&T share of common stock for each issued and outstanding share of the Company's common stock, and 1.4060 shares of BB&T common stock for each issued and outstanding share of the Company's preferred stock. As a condition of the merger agreement, the Company also entered into an agreement granting BB&T the right to purchase up to 2,199,000 of the Company's shares of common stock.

      The terms of this acquisition are included in a Registration Statement on Form S-4 filed by BB&T on October 20, 2000 with the Securities and
      Exchange Commission. It is anticipated that this acquisition will be consummated before December 31, 2000, contingent upon all required approvals.

      Financial Condition
      ==========================================================================

      The Company's total assets grew from $813 million at year-end 1999 to $854 million at September 30, 2000, representing a $41 million increase. This asset growth occurred primarily in loans of $21 million and securities of $16 million. The Company's September 30, 2000 balance sheet reflects growth of $31 million in deposits achieved through competitive product pricing. The Company used this deposit increase by funding the growth in loans and the purchases of securities. The Company also restructured its overall short-term borrowing position by increasing Federal Home Loan Bank ("FHLB") advances by $17 million and reducing repurchase agreements and federal funds by a total of $12 million.

      The Company's deposit base and, to a lesser degree its loan demand, are both influenced by seasonal demands from its commercial customers. Accordingly, the Company maintains a short-term liquidity strategy to accommodate seasonal needs. On a year-to-date ("YTD") average basis, total deposits grew by $28 million from year-end 1999. This deposit growth was used to fund YTD growth in loans of $20 million and to reduce over-all short-term borrowings by $6 million from year-end 1999. As customer loan and deposit needs fluctuate, short-term borrowings are appropriately adjusted.


                                                       BankFirst Corporation | 9

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

      From year-end 1999 to September 30, 2000, total stockholders' equity increased by $5 million. This increase consists of net earnings of nearly $7 million, less preferred and common stock cash dividends of nearly $1 million, and less approximately $2 million for the repurchase of 227,650 shares of the Company's common stock, as described in the following paragraph.

      On January 11, 2000 the Company approved a stock repurchase plan to acquire up to 500,000 shares of its common stock. This stock repurchase plan follows a previous 100,000 share stock repurchase plan completed during the second half of 1999. Management repurchased a total of 227,650 shares of the approved 500,000 share buyback during the first nine months of this year and presently does not anticipate repurchasing any additional shares.

      Management expects the Company's growth to continue through expansion of retail locations, expansion of products and services, including mortgage servicing opportunities by Curtis Mortgage Company and trust services through BankFirst Trust Company. Although the Company's growth rate in total assets during the last twelve months was approximately 9%, this growth trend has slowed during the third quarter of 2000, and will very likely continue to slow over the remainder of 2000 due to the effects of recent short-term interest rate increases announced by the Federal Reserve Bank.

      Results of Operations
      ==========================================================================

      Noninterest Income

      Net income increased 6% to $7.0 million for the first nine months of 2000, as compared to $6.6 million for the same period last year. Net interest income on a tax equivalent basis was $26.2 million, representing an approximate $500,000 or 2% increase for the first nine months of 2000 from the comparable 1999 period. The year-over-year increase in net interest income was due primarily to an increase in total average earning assets and a proportionate increase of earning assets invested in loans, which represent the Company's highest yielding assets.

      The Company's net interest spread and net interest margin for the first nine months of 2000 were 3.71% and 4.45%, respectively, as compared to 4.10% and 4.80%, respectively, for the same period last year. The trend over the last twelve months has been that the Company's margin and spread have declined slightly due to competitive pressures on loan rates and higher costs associated with borrowing costs of funds, such as interest-bearing deposits, federal funds, and FHLB advances. This trend of competitive pressures is expected to continue into the foreseeable future.

      Although the Company's net interest spread and net interest margin have declined, actual dollars of net interest income have increased from a higher volume of earning assets. The growth in earning assets (which are mostly comprised of loans) have slowed from historical growth patterns due to the delayed effects of recent short-term Federal Reserve Bank interest rate hikes. In addition, during the first quarter of 2000, the Company maintained an aggressive loan pricing strategy to combat intense competition. This strategy was successful in retaining existing relationships and attracting new customers, although the yields on the respective loans were below historical levels. The Company changed its pricing structure during the second quarter of 2000 and is currently pricing its loans in order to maintain a higher net interest spread than during the previous quarters. This strategy may very likely slow the growth rate of its loan portfolio, but should increase net interest income as a percentage of total assets.

      Noninterest income of $7.9 million for the first nine months of 2000 compared almost evenly with $8 million for the same period in 1999. Some select components of noninterest income include service charges and fees generated by the two bank affiliates, income from sales of mortgage loans and loan servicing through Curtis Mortgage Company, and trust fee income produced through BankFirst Trust Company. YTD comparisons of these select components of noninterest income are described in more detail below.

      An analysis of noninterest income reflects a small change in earnings on service charges and related fees, which were $3.5 million and $3.6 million for the nine-month periods ending September 30, 1999 and 2000, respectively. Intense market competition from other financial institutions, as well as nonbank competition such as brokerage firms, are causing pressure on this component of noninterest income.


                                                      BankFirst Corporation | 10

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

      Gains on loan sales decreased from $2.6 million for the nine months ending September 30, 1999 to $1.8 million for the nine months ending September 30, 2000. The interest rate increases initiated by the Federal Reserve Board during 1999 and 2000 have attributed to a reduction in the volume of originations of secondary market loans. However, gains on loan sales during the first nine months of 2000 were positively impacted by the Company's short-term strategy to sell approximately $43 million of originated loans servicing-released. The sale of loans servicing-released generally results in higher gains at the time of sale, but will have a negative impact on future loan servicing income streams. The Company's loan servicing portfolio balance at September 30, 2000 was approximately $604 million compared to approximately $612 million at December 31, 1999. The Company will continue to consider selling a portion of loans
      servicing-released,   while   continuing  to  build  the  loan   servicing
      portfolio.

      Loan servicing income (net of amortization) during the first nine months of 2000 was $890,000, compared to $148,000 for the same period in 1999. This change was mainly attributable to the effect of recognizing amortization expense over a longer period of time from slower loan prepayments. Given the expected continued increase in interest rates, management believes the secondary market loan volumes and prepayments over the next several months will further decline from existing levels.

      Noninterest income from trust fees increased 28% from $786 thousand to $1 million when comparing the nine months ending September 30, 1999 to the same period in 2000. The BankFirst Trust Company is managing $393 million of trust assets as of September 30, 2000 as compared to $314 million for the same period last year.

      Noninterest Expense

      Noninterest expense increased $393,000 to $22.1 million for the first nine months of 2000 over the comparable 1999 period. The primary components of noninterest expense are salaries and benefits, occupancy and equipment, data processing, and an "other" noninterest expense category that captures various expenses not normally itemized on financial statements.

      Salaries and benefits represent the Company's largest noninterest expense component. The cost to hire, train, and maintain a workforce of over 400 full-time and part-time employees is substantial. The Company's personnel costs through the first nine months of 2000 were $12.1 million, unchanged from the same period last year. Although this expense category did not increase based upon a year-over-year comparison, the Company expects to hire additional personnel to staff four new branch locations currently under development. This branch expansion strategy, coupled with a tight labor market, inflationary pressures, and competitive pressures, will most likely cause an upward trend in this noninterest expense category throughout the remainder of the year.

      Occupancy expense, office and equipment expense, and data processing fees collectively accounted for $6.3 million of noninterest expense for the first nine months of 2000, compared to $6.1 million for the same period last year. Again, it is anticipated that inflationary pressures and an expansion into new markets will put upward pressure on these expenses.

      The "Other Noninterest Expense" category reflects year-to-date expense of $3.2 million, an increase of $269,000 for the first nine months of 2000 over the same period in 1999. This category includes expenses for loan and deposit processing fees, travel, professional fees, charitable contributions, check losses, and other miscellaneous expenses. The increase in other noninterest expense from year to year was due to normal, recurring expense activity.

      Provision for Federal Income Taxes

      Third quarter 2000 federal income tax expense of $803,000 includes a $275,000 reduction in estimated liability associated with prior tax years. The Company reevaluated its estimated liability as a result of Internal Revenue Service tax examinations of certain prior tax years that are now nearing completion.


                                                      BankFirst Corporation | 11

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

      Provision for Credit Losses and Asset Quality

      The provision for credit losses was $1.7 million for the first nine months of this year, compared to $1.4 million for the same period in 1999. The higher provision expense on a period-over-period comparative basis was mainly due to providing allowance for loan losses on the growing loan portfolio. The Company experienced net charge-offs (i.e., gross charge-offs less recoveries) of $1.9 million during the first nine months of 2000, compared to $624,000 for the same period last year. The majority of the increase was a $500,000 charge-off recorded in August, 2000 on a single loan. The ratio of net charge-offs to average loans increased from 0.04% to 0.16% when comparing the nine months ending September 30, 1999 to the same period in 2000.

      The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Company's policy is to charge off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

      With the escalation of concern about credit quality throughout the industry, the Company has taken a proactive stance regarding its loan quality. Total nonperforming loans (consisting of nonaccruals and loans 90 days or more past due) as of September 30, 2000 were $5.6 million compared to $6.2 million as of December 31, 1999. Included in nonaccruing loans is one credit of $2.5 million that is in bankruptcy and will most likely remain in nonaccrual status through at least the remainder of 2000. Other real estate owned ("OREO") and non-real estate repossessions at September 30, 2000 were collectively $4.1 million as compared to $1.9 million on December 31, 1999. Included in other real estate owned are two parcels valued at approximately $2 million and $1 million, respectively, that were acquired during the current year. There are currently no pending sales on either of these properties.

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

      Management will continue to monitor its markets and take a conservative position regarding credit quality. Refer to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999 under the "Nonperforming Assets" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for further analysis.


                                                      BankFirst Corporation | 12

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

                                              Nonperforming Assets
                                                (in thousands)

                               Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30
                                 2000      2000      2000      1999      1999
                               --------   -------   -------   -------   --------
Principal balance
  Nonaccrual .................  $3,611     4,014    $3,946    $3,981    $3,017
  90 days or more past due
  and still accruing .........   1,968     1,483     2,800     2,261     1,173
                                ------    ------    ------    ------    ------

      Total nonperforming
        loans ................  $5,579    $5,497    $6,746    $6,242    $4,190
                                ======    ======    ======    ======    ======

  Nonperforming loans as a
  percent of loans ...........    0.92%     0.91%     1.14%     1.07%     0.73%

  Other real estate owned
  ("OREO") ...................  $4,108    $1,196    $1,963    $1,893    $  814

  OREO as a percent of
  loans ......................    0.68%     0.20%     0.33%     0.32%     0.14%

  Allowance as a percent of
  nonperforming loans ........  130.19%   138.96%   112.56%   118.55%   176.13%

      Liquidity and Capital Adequacy
      ==========================================================================

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

      The primary source of capital for the Company is retained earnings. During the first nine months of 2000, the Company had net earnings of $7.0 million, paid cash dividends of $99 thousand to shareholders of noncumulative convertible preferred stock, paid initial annual cash dividends of $888 thousand to shareholders of common stock, and repurchased 227,650 shares of the Company's common stock (as described previously in the "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations) at an approximate cost of $1.9 million. The Company retained the remaining $4.1 million of earnings as an increase to its capital base.


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

      The Company's Tier 1 risk-based and total risk-based ratios were 13.70% and 14.74%, respectively, as of September 30, 2000. Both bank subsidiaries also individually met the definition of "well capitalized" as of September 30, 2000.

      Market Risk
      ==========================================================================

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

      Even though the Company's cumulative gap at one year is negative, the earnings simulation model indicates that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $642,000 (a 1.86% increase from a flat rate scenario) and $1.3 million (a 3.72% increase from flat rates), respectively. This occurs because management believes that if overall market interest rates increase, the market would not require an immediate, corresponding repricing of non-term deposit liabilities. A decrease in interest rates of 100 and 200 basis points would result in decreased net interest income of $639,000 (a 1.85% decrease from flat rates) and $1.2 million (a 3.55% decrease from flat rates), respectively.

      The Company's cumulative gap at one year as of December 31, 1999 indicated that an increase in interest rates of 100 and 200 basis points would result in increased net interest income of $306,000 (a 0.85% increase from a flat rate scenario) and $594,000 (a 1.66% increase from flat rates), respectively. A decrease in interest rates of 100 and 200 basis points as of December 31, 1999 would result in decreased net interest income of $251,000 (a 0.70% decrease from flat rates) and $439,000 (a 1.22% decrease from flat rates), respectively.


                                                      BankFirst Corporation | 14

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

                              Market Risk Analysis
                              at September 30, 2000

                                                                Decrease in Rates                              Increase in Rates
                                                           -------------------------                       ------------------------
                                                             200              100                             100             200
                                                            Basis            Basis            Level          Basis           Basis
                                                            Points           Points           Rates         Points          Points
Projected Interest Income
  Loans ............................................       $ 52,850         $ 55,554        $ 58,255       $ 60,957        $ 63,660
  Investments ......................................          9,571            9,695           9,819          9,942          10,067
  Federal Funds Sold ...............................             75               88             103            119             135
                                                           --------         --------        --------       --------        --------
       Total Interest Income .......................         62,496           65,337          68,177         71,018          73,862

Projected Interest Expense
  Deposits .........................................       $ 25,107         $ 26,916        $ 28,674       $ 30,432        $ 32,191
  FHLB Term Advances ...............................          2,477            2,772           3,068          3,363           3,657
  Fed Funds Purchased & Other Borrowings ...........          1,561            1,710           1,857          2,003           2,149
                                                           --------         --------        --------       --------        --------
       Total Interest Expense ......................         29,145           31,398          33,599         35,798          37,997

Net Interest Income ................................       $ 33,351         $ 33,939        $ 34,578       $ 35,220        $ 35,865
$ Change from Level Rates ..........................         (1,227)            (639)             --            642           1,287
% Change from Level Rates ..........................          (3.55)%          (1.85)%            --           1.86%           3.72%

                         Summarized Market Risk Analysis
                              At December 31, 1999

                                                                Decrease in Rates                              Increase in Rates
                                                           -------------------------                       ------------------------
                                                             200              100                             100             200
                                                            Basis            Basis            Level          Basis           Basis
                                                            Points           Points           Rates         Points          Points
Projected Total Interest Income ...............            $ 60,986         $ 62,468        $ 64,713       $ 66,959        $ 68,438

Projected Total Interest Expense ..............              25,539           26,833          28,827         30,767          31,958

Net Interest Income ...........................              35,447           35,635          35,886         36,192          36,480

$ Change from Level Rates .....................                (439)            (251)             --            306             594
% Change from Level Rates .....................               (1.22)%          (0.70)%            --           0.85%           1.66%


                                                      BankFirst Corporation | 15

Management's Discussion and Analysis of Financial Condition and Results of
  Operations
BankFirst Corporation

      New Accounting and Reporting Requirements
      ==========================================================================

      SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivatives and whether they qualify for hedge accounting, gains or losses from changes in the value of such derivatives would either be recorded as a component of net income or as a change in stockholders' equity. The Company is required to adopt the new standard as of January 1, 2001. Management has determined that implementation of this standard will not have a material impact on the Company's financial statements.

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      ==========================================================================

      This information is disclosed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Adequacy".

      Part II.- Other Information
      Item 6. EXHIBITS AND REPORTS ON FORM 8-K
      ==========================================================================

      (a)   Exhibits

      10.1 Agreement and Plan of Reorganization between BankFirst Corporation and BB&T Corporation, dated as of August 22, 2000

      10.2 Stock Option Agreement between BankFirst Corporation and BB&T Corporation, dated as of August 22, 2000

      27    Financial Data Schedule (filed electronically with the SEC).

      99.1  Awareness Letter from Crowe, Chizek and Company LLP.

      (b)   Reports on Form 8-K:

      The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

      SIGNATURES
      ==========================================================================

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      BANKFIRST CORPORATION

      November 13, 2000               /s/ C. David Allen
         C. David Allen               ------------------------------
         Chief Financial Officer and Secretary


                                                      BankFirst Corporation | 16